Form 10-Q
period 2023-06-30
ExlService Holdings, Inc.
filed 2023-07-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

As of July 25, 2023, there were 33,144,409 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$93,960	$118,669
Short-term investments	156,098	179,027
Restricted cash	4,628	4,897
Accounts receivable, net	288,305	259,222
Other current assets	70,186	50,979
Total current assets	613,177	612,794
Property and equipment, net	93,688	82,828
Operating lease right-of-use assets	58,423	55,347
Restricted cash	2,072	2,055
Deferred tax assets, net	68,612	55,791
Intangible assets, net	56,487	64,819
Goodwill	405,903	405,637
Long-term investments	16,085	34,779
Other assets	48,255	32,069
Total assets	$1,362,702	$1,346,119
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,019	$7,789
Current portion of long-term borrowings	30,000	30,000
Deferred revenue	20,755	18,782
Accrued employee costs	82,044	108,100
Accrued expenses and other current liabilities	104,480	95,352
Current portion of operating lease liabilities	14,482	14,978
Income taxes payable, net	4,283	2,945
Total current liabilities	259,063	277,946
Long-term borrowings, less current portion	190,000	220,000
Operating lease liabilities, less current portion	50,575	48,155
Deferred tax liabilities, net	507	547
Other non-current liabilities	28,343	41,292
Total liabilities	528,488	587,940
Commitments and contingencies (Refer to Note 25)
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,349,727 shares issued and 33,152,670 shares outstanding as of June 30, 2023 and 39,987,976 shares issued and 33,234,444 shares outstanding as of December 31, 2022	40	40
Additional paid-in capital	472,124	445,108
Retained earnings	999,504	899,105
Accumulated other comprehensive loss	(124,147)	(144,143)
Total including shares held in treasury	1,347,521	1,200,110

Less: 7,197,057 shares as of June 30, 2023 and 6,753,532 shares as of December 31, 2022, held in treasury, at cost	(513,307)	(441,931)
Total stockholders’ equity	834,214	758,179
Total liabilities and stockholders’ equity	$1,362,702	$1,346,119

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues, net	$404,996	$346,782	$805,639	$675,990
Cost of revenues (1)	253,220	221,207	504,689	428,723
Gross profit (1)	151,776	125,575	300,950	247,267
Operating expenses:
General and administrative expenses	45,605	40,434	92,351	80,379
Selling and marketing expenses	28,238	23,985	57,731	48,155
Depreciation and amortization expense	13,122	14,075	26,609	27,677
Total operating expenses	86,965	78,494	176,691	156,211
Income from operations	64,811	47,081	124,259	91,056
Foreign exchange gain, net	324	1,423	429	3,179
Interest expense	(3,240)	(1,502)	(6,625)	(2,378)
Other income/(loss), net	2,661	(174)	5,816	2,237
Income before income tax expense and earnings from equity affiliates	64,556	46,828	123,879	94,094
Income tax expense	15,554	11,125	23,612	22,327
Income before earnings from equity affiliates	49,002	35,703	100,267	71,767
Gain from equity-method investment	66	143	132	257
Net income attributable to ExlService Holdings, Inc. stockholders	$49,068	$35,846	$100,399	$72,024
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.47	$1.07	$3.01	$2.15
Diluted	$1.46	$1.06	$2.97	$2.13
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	33,355,354	33,403,411	33,397,226	33,422,618
Diluted	33,688,449	33,830,539	33,809,555	33,862,597

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$49,068	$35,846	$100,399	$72,024
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	8,851	(14,632)	16,145	(15,149)
Foreign currency translation gain/(loss)	(136)	(22,782)	5,177	(30,227)
Reclassification adjustments
(Gain)/loss on cash flow hedges(1)	1,164	(1,459)	4,229	(3,448)
Retirement benefits(2)	(23)	149	(48)	304
Income tax effects relating to above(3)	(2,516)	3,656	(5,507)	4,620
Total other comprehensive income/(loss)	$7,340	$(35,068)	$19,996	$(43,900)
Total comprehensive income	$56,408	$778	$120,395	$28,124

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended June 30, 2023 and 2022
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance as of March 31, 2023	40,334,368	$40	$460,527	$950,436	$(131,487)	(7,012,913)	$(484,294)	$795,222
Stock issued against stock-based compensation plans	15,359	—	86	—	—	—	—	86
Stock-based compensation	—	—	11,511	—	—	—	—	11,511
Acquisition of treasury stock	—	—	—	—	—	(184,144)	(29,013)	(29,013)
Other comprehensive income	—	—	—	—	7,340	—	—	7,340
Net income	—	—	—	49,068	—	—	—	49,068
Balance as of June 30, 2023	40,349,727	$40	$472,124	$999,504	$(124,147)	(7,197,057)	$(513,307)	$834,214

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance as of March 31, 2022	39,794,154	$40	$406,966	$792,315	$(98,306)	(6,465,410)	$(400,674)	$700,341
Stock issued against stock-based compensation plans	1,007	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,340	—	—	—	—	13,340
Acquisition of treasury stock	—	—	—	—	—	(205,716)	(28,806)	(28,806)
Other comprehensive loss	—	—	—	—	(35,068)	—	—	(35,068)
Net income	—	—	—	35,846	—	—	—	35,846
Balance as of June 30, 2022	39,795,161	$40	$420,306	$828,161	$(133,374)	(6,671,126)	$(429,480)	$685,653

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2023 and 2022
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Shares	Amount				Shares	Amount
January 1, 2023	39,987,976	$40	$445,108	$899,105	$(144,143)	(6,753,532)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	361,751	—	1,098	—	—	—	—	1,098
Stock-based compensation	—	—	25,918	—	—	—	—	25,918
Acquisition of treasury stock	—	—	—	—	—	(443,525)	(71,376)	(71,376)
Other comprehensive income	—	—	—	—	19,996	—	—	19,996
Net income	—	—	—	100,399	—	—	—	100,399
Balance as of June 30, 2023	40,349,727	$40	$472,124	$999,504	$(124,147)	(7,197,057)	$(513,307)	$834,214

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Amount
January 1, 2022	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	286,821	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,564	—	—	—	—	24,564
Acquisition of treasury stock	—	—	—	—	—	(454,268)	(60,191)	(60,191)
Other comprehensive loss	—	—	—	—	(43,900)	—	—	(43,900)
Net income	—	—	—	72,024	—	—	—	72,024
Balance as of June 30, 2022	39,795,161	$40	$420,306	$828,161	$(133,374)	(6,671,126)	$(429,480)	$685,653

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$100,399	$72,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,464	27,739
Stock-based compensation expense	25,918	24,564
Amortization of operating lease right-of-use assets	10,332	12,005
Unrealized (gain)/loss on investments	7,222	(275)
Unrealized foreign currency exchange (gain)/loss, net	1,288	(10,280)
Deferred income tax benefit	(18,283)	(1,462)
Allowance for expected credit losses	479	170
Fair value changes in contingent consideration	—	1,000
Others, net	1,202	526
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,375)	(46,385)
Other current assets	(4,387)	2,861
Income taxes payable, net	(10,610)	8,684
Other assets	(12,772)	(6,584)
Accounts payable	(4,796)	(1,107)
Deferred revenue	5,380	4,276
Accrued employee costs	(24,331)	(34,016)
Accrued expenses and other liabilities	(742)	11,190
Operating lease liabilities	(10,829)	(11,922)
Net cash provided by operating activities	63,559	53,008

Cash flows from investing activities:
Purchases of property and equipment	(26,113)	(25,054)
Proceeds from sale of property and equipment	547	154
Business acquisition (net of cash and cash equivalents acquired)	—	(2,572)
Purchases of investments	(113,823)	(96,082)
Proceeds from redemption of investments	151,178	82,567
Net cash provided by/(used for) investing activities	11,789	(40,987)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(80)	(75)
Proceeds from borrowings	70,000	35,000
Repayments of borrowings	(100,000)	(10,000)
Acquisition of treasury stock	(70,638)	(60,191)
Payment of contingent consideration	(5,000)	—
Proceeds from ESPP contribution	3,800	—
Proceeds from exercise of stock options	85	—
Net cash used for financing activities	(101,833)	(35,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,524	(5,365)
Net decrease in cash, cash equivalents and restricted cash	(24,961)	(28,610)
Cash, cash equivalents and restricted cash at the beginning of the period	125,621	143,810
Cash, cash equivalents and restricted cash at the end of the period	$100,660	$115,200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,914	$2,694
Income taxes, net of refunds	$53,299	$14,301
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$91	$118
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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

(c)Recent Accounting Pronouncements

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

Revenues and cost of revenues for the three months ended June 30, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

	Three months ended June 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$128,457	$27,156	$67,200	$182,183	$404,996
Cost of revenues(1)	84,322	17,540	37,845	113,513	253,220
Gross profit(1)	$44,135	$9,616	$29,355	$68,670	$151,776
Operating expenses					86,965
Foreign exchange gain, net, interest expense and other income, net					(255)
Income tax expense					15,554
Gain from equity-method investment					66
Net income					$49,068
(1) Exclusive of depreciation and amortization expense.

	Three months ended June 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$108,557	$23,051	$53,873	$161,301	$346,782
Cost of revenues(1)	70,645	17,694	31,214	101,654	221,207
Gross profit(1)	$37,912	$5,357	$22,659	$59,647	$125,575
Operating expenses					78,494
Foreign exchange gain, net, interest expense and other loss, net					(253)
Income tax expense					11,125
Gain from equity-method investment					143
Net income					$35,846
(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the six months ended June 30, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$254,393	$53,859	$133,361	$364,026	$805,639
Cost of revenues(1)	166,646	36,349	73,815	227,879	504,689
Gross profit(1)	$87,747	$17,510	$59,546	$136,147	$300,950
Operating expenses					176,691
Foreign exchange gain, net, interest expense and other income, net					(380)
Income tax expense					23,612
Gain from equity-method investment					132
Net income					$100,399
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

	Six months ended June 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$211,823	$49,207	$104,620	$310,340	$675,990
Cost of revenues(1)	135,727	35,345	60,427	197,224	428,723
Gross profit(1)	$76,096	$13,862	$44,193	$113,116	$247,267
Operating expenses					156,211
Foreign exchange gain, net, interest expense and other income, net					3,038
Income tax expense					22,327
Gain from equity-method investment					257
Net income					$72,024
(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Digital operations and solutions(1)	$222,813	$185,481	$441,613	$365,650
Analytics services	182,183	161,301	364,026	310,340
Revenues, net	$404,996	$346,782	$805,639	$675,990
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues, net
United States	$340,675	$298,520	$679,748	$580,899
Non-United States
United Kingdom	43,648	32,090	85,222	64,863
Rest of World	20,673	16,172	40,669	30,228
Total Non-United States	64,321	48,262	125,891	95,091
Revenues, net	$404,996	$346,782	$805,639	$675,990

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	June 30, 2023	December 31, 2022
Long-lived assets
United States	$62,181	$60,709
India	45,769	50,118
Philippines	23,983	18,406
Rest of World	20,178	8,942
Long-lived assets	$152,111	$138,175

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2023	December 31, 2022

Accounts receivable, net	$288,305	$259,222
Contract assets	$7,632	$2,768
Contract liabilities:
Deferred revenue (consideration received in advance)	$18,909	$17,079
Consideration received for process transition activities	$9,122	$5,423

Accounts receivable includes $148,370 and $126,027 as of June 30, 2023 and December 31, 2022, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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

Revenue recognized during the three and six months ended June 30, 2023 and 2022, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Deferred revenue (consideration received in advance)	$2,990	$4,306	$15,992	$13,870
Consideration received for process transition activities	$305	$298	$1,008	$664

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Six months ended		Year ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022

Opening Balance	$1,994	$927	$1,095	$511	$511
Additions	397	180	1,476	727	1,014
Amortization	(208)	(124)	(388)	(255)	(430)
Closing Balance	$2,183	$983	$2,183	$983	$1,095

	Contract Fulfillment Costs
	Three months ended		Six months ended		Year ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022

Opening Balance	$17,873	$7,435	$13,871	$5,795	$5,795
Additions	4,225	3,308	8,843	5,485	15,509
Amortization	(653)	(576)	(1,269)	(1,113)	(7,433)
Closing Balance	$21,445	$10,167	$21,445	$10,167	$13,871

There was no impairment for contract acquisition and contract fulfillment costs as of June 30, 2023 and December 31, 2022. The capitalized costs are amortized over the expected period of benefit of the contract.

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

	As of
	June 30, 2023	December 31, 2022
Accounts receivable, including unbilled receivables	$290,105	$260,554
Less: Allowance for expected credit losses	(1,800)	(1,332)
Accounts receivable, net	$288,305	$259,222

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The movement in “Allowance for expected credit losses” on customer balances was as follows:

	Three months ended		Six months ended		Year ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022
Opening Balance	$1,671	$588	$1,332	$573	$573
Additions	134	571	477	743	815
Reductions due to write-off of Accounts Receivables	(5)	(314)	(8)	(472)	(60)
Currency translation adjustments	—	(1)	(1)	—	4
Closing Balance	$1,800	$844	$1,800	$844	$1,332

Concentration of credit risk
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of June 30, 2023 and December 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerators:
Net income	$49,068	$35,846	$100,399	$72,024
Denominators:
Basic weighted average common shares outstanding	33,355,354	33,403,411	33,397,226	33,422,618
Dilutive effect of share-based awards	333,095	427,128	412,329	439,979
Diluted weighted average common shares outstanding	33,688,449	33,830,539	33,809,555	33,862,597
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.47	$1.07	$3.01	$2.15
Diluted	$1.46	$1.06	$2.97	$2.13
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	249,831	—	179,550	541

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
6. Other Income/(Loss), net
Other income/(loss), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gain on sale and mark-to-market on investments	$1,095	$634	$2,739	$1,870
Interest and dividend income	1,653	847	3,374	2,217
Others, net	(87)	(1,655)	(297)	(1,850)
Other income/(loss), net	$2,661	$(174)	$5,816	$2,237
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Cash and cash equivalents	$93,960	$106,304	$118,669
Restricted cash (current)	4,628	6,840	4,897
Restricted cash (non-current)	2,072	2,056	2,055
Cash, cash equivalents and restricted cash	$100,660	$115,200	$125,621
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
8. Investments

Investments consist of the following:

	As of
	June 30, 2023	December 31, 2022
Short-term investments
Mutual funds	$68,891	$110,964
Term deposits	87,207	68,063
Total Short-term investments	$156,098	$179,027

Long-term investments
Term deposits	$12,515	$31,341
Investment in equity affiliate	3,570	3,438
Total Long-term investments	$16,085	$34,779
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	June 30, 2023	December 31, 2022
Owned Assets:
Network equipment and computers	3-5	$141,728	$130,218
Software	2-5	99,828	88,487
Leasehold improvements	3-8	40,566	42,890
Office furniture and equipment	3-8	19,938	20,211
Motor vehicles	2-5	738	605
Buildings	30	970	961
Land	—	634	629
Capital work in progress	—	13,532	14,459
		317,934	298,460
Less: Accumulated depreciation and amortization		(224,764)	(216,132)
		93,170	82,328
Right-of-use assets under finance leases*:
Network equipment and computers		58	82
Leasehold improvements		611	1,013
Office furniture and equipment		435	662
Motor vehicles		802	742
		1,906	2,499
Less: Accumulated depreciation and amortization		(1,388)	(1,999)
		518	500
Property and equipment, net		$93,688	$82,828

*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the assets estimated useful lives or the lease term.

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and six months ended June 30, 2023, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation and amortization expense	$8,918	$9,929	$18,256	$19,045

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Effect of foreign exchange gain/(loss)	$(66)	$(5)	$(145)	$62

Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2023	December 31, 2022
Cost	$42,478	$31,544
Less : Accumulated amortization	(20,540)	(16,134)
Internally developed software, net	$21,938	$15,410

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization expense	$2,425	$1,549	$4,400	$2,582

As of June 30, 2023 and December 31, 2022, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

10. Goodwill and Other Intangible Assets

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2023	$49,929	$21,875	$47,101	$286,732	$405,637
Currency translation adjustments	119	5	142	—	266
Balance as of June 30, 2023	$50,048	$21,880	$47,243	$286,732	$405,903

As of June 30, 2023, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during the first half of the current fiscal year, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2022. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2023.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(45,463)	$53,683
Developed technology	3,542	(2,092)	1,450
Trade names and trademarks	1,700	(1,447)	253
Non-compete agreements	336	(135)	201
	104,724	(49,137)	55,587
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$105,624	$(49,137)	$56,487

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(39,848)	$59,298
Developed technology	24,878	(20,902)	3,976
Trade names and trademarks	1,700	(1,303)	397
Non-compete agreements	336	(88)	248
	126,060	(62,141)	63,919
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,960	$(62,141)	$64,819

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization expense	$4,204	$4,146	$8,353	$8,632

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.0
Developed technology	1.9
Trade names and trademarks (finite lived)	1.1
Non-compete agreements	2.3

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2023 was as follows:
2023 (July 1 - December 31)	$6,315
2024	12,140
2025	10,705
2026	10,366
2027	9,364
2028 and thereafter	6,697
Total	$55,587
11. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2023	December 31, 2022
Prepaid expenses	$19,811	$18,132
Advance income tax, net	17,787	5,716
Receivables from statutory authorities	16,338	15,724
Derivative instruments	5,062	1,526
Advances to suppliers	2,851	1,944
Deferred contract fulfillment costs	2,112	1,178
Contract assets	1,527	904
Others	4,698	5,855
Other current assets	$70,186	$50,979
12. Other Assets
Other assets consist of the following:

	As of
	June 30, 2023	December 31, 2022
Deferred contract fulfillment costs	$19,333	$12,693
Lease deposits	6,925	6,621
Deposits with statutory authorities	6,318	6,276
Contract assets	6,105	1,864
Derivative instruments	5,238	820
Others	4,336	3,795
Other assets	$48,255	$32,069

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2023	December 31, 2022
Accrued expenses	$50,714	$47,854
Payable to statutory authorities	17,966	20,430
Contingent consideration	13,100	5,000
Accrued capital expenditures	7,021	4,032
Client liabilities	5,179	5,110
Derivative instruments	3,295	10,059
Other current liabilities	7,205	2,867
Accrued expenses and other current liabilities	$104,480	$95,352
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2023	December 31, 2022
Retirement benefits	$15,265	$12,982
Deferred transition revenue	7,981	4,408
Unrecognized tax benefits	2,329	2,329
Derivative instruments	613	6,218
Contingent consideration	589	13,689
Others	1,566	1,666
Other non-current liabilities	$28,343	$41,292
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the six months ended June 30, 2023 and 2022:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation gain/(loss)	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the period	5,177	16,145	—	21,322
Reclassification to net income (1)	—	4,229	(48)	4,181
Income tax effects (2)	(1,136)	(4,334)	(37)	(5,507)
Accumulated other comprehensive income/(loss) as of June 30, 2023	$(129,098)	$4,737	$214	$(124,147)

Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(30,227)	(15,149)	—	(45,376)
Reclassification to net income (1)	—	(3,448)	304	(3,144)
Income tax effects (2)	979	3,733	(92)	4,620
Accumulated other comprehensive income/(loss) as of June 30, 2022	$(124,685)	$(6,444)	$(2,245)	$(133,374)

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
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$17,972	$—	$—	$17,972
Mutual funds**	68,891	—	—	68,891
Derivative financial instruments	—	10,300	—	10,300
Total	$86,863	$10,300	$—	$97,163
Liabilities
Derivative financial instruments	$—	$3,908	$—	$3,908
Contingent consideration***	—	—	13,689	13,689
Total	$—	$3,908	$13,689	$17,597

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Opening balance	$18,689	$9,000	$18,689	$9,000
Acquisitions	—	1,439	—	1,439
Fair value changes	—	1,000	—	1,000
Payments	(5,000)	—	(5,000)	—
Closing balance	$13,689	$11,439	$13,689	$11,439

During the three and six months ended June 30, 2023 and 2022, there were no transfers among Level 1, Level 2 and Level 3.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
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
17. Derivatives and Hedge Accounting

The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and are with counterparties that are highly rated financial institutions. For derivatives in cash flow hedging relationships as of June 30, 2023 and December 31, 2022, the Company had outstanding foreign currency forward contracts totaling $831,250 and $841,620, respectively and interest rate swaps totaling $75,000, each.

The Company estimates that approximately $1,578 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of June 30, 2023, could be reclassified into earnings within the next twelve months. As of June 30, 2023, the maximum outstanding term of the cash flow hedges was approximately 39 months.

The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the Philippine peso and the U.K. pound sterling (GBP). The Company also has exposure to Colombian pesos (COP), the Euro (EUR), South African ZAR, the Australian dollar (AUD), the Canadian dollar (CAD) and other local currencies in which it operates.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	June 30, 2023	December 31, 2022
U. S. dollar (USD)	165,793	163,990
U.K. pound sterling (GBP)	11,235	8,351
Euro (EUR)	3,947	1,956
Australian dollar (AUD)	4,471	1,951
South African ZAR	102,249	—
Colombian peso (COP)	2,449,676	—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets:
Other current assets	$4,775	$1,271	$287	$255
Other assets	$5,238	$820	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$3,197	$10,044	$98	$15
Other non-current liabilities	$613	$6,218	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
Derivative financial instruments:	2023	2022	2023	2022
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$8,851	$(14,632)	$16,145	$(15,149)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(370)	$(5,457)	$2,158	$(6,356)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended June 30,
	2023		2022
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$253,220	$(1,141)	$221,207	$1,194
General and administrative expenses	$45,605	(133)	$40,434	181
Selling and marketing expenses	$28,238	(13)	$23,985	15
Depreciation and amortization expense	$13,122	(43)	$14,075	69
Interest expense	$3,240	166	$1,502	—
Total before tax		(1,164)		1,459
Income tax effects on above		231		(420)
Net of tax		$(933)		$1,039

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$324	$(370)	$1,423	$(5,457)
	$324	$(370)	$1,423	$(5,457)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Six months ended June 30,
	2023		2022
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$504,689	$(3,896)	$428,723	$2,777
General and administrative expenses	$92,351	(375)	$80,379	475
Selling and marketing expenses	$57,731	(32)	$48,155	29
Depreciation and amortization expense	$26,609	(166)	$27,677	167
Interest expense	$6,625	240	$2,378	—
Total before tax		(4,229)		3,448
Income tax effects on above		765		(935)
Net of tax		$(3,464)		$2,513

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$429	$2,158	$3,179	$(6,356)
	$429	$2,158	$3,179	$(6,356)
18. Borrowings
The following table summarizes the Company’s debt position:

	As of
	June 30, 2023	December 31, 2022
	Revolving credit facility
Current portion of long-term borrowings	$30,000	$30,000

Long-term borrowings	190,000	220,000
Total borrowings	$220,000	$250,000

Unamortized debt issuance costs for the Company’s revolving credit facility of $1,040 and $1,177 as of June 30, 2023 and December 31, 2022, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

Credit Agreement

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
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

The revolving credit facility carried an effective interest rate as shown below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Effective Interest Rate	6.2%	2.0%	6.1%	1.7%

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all financial and non-financial covenants listed under the revolving credit facility.

Expected payments for all of the Company’s borrowings as of June 30, 2023 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments*
2023 (July 1 - December 31)	$30,000	$6,216
2024	—	11,522
2025	—	11,522
2026	—	11,522
2027	190,000	4,321
Total	$220,000	$45,103
* Interest payments are based on interest rate prevailing as of June 30, 2023.
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of each of June 30, 2023 and December 31, 2022, the Company had outstanding letters of credit of $461, that were not recognized in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2023	—	$—	$—
Three months ended June 30, 2022	—	$—	$—

Six months ended June 30, 2023	38,356	$6,529	$170.22
Six months ended June 30, 2022	27,219	$3,191	$117.23

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

The Company purchased shares of its common stock, for a total consideration including commissions, under the 2022 Repurchase Program, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2023	184,144	$29,013	$157.56
Three months ended June 30, 2022	205,716	$28,806	$140.03

Six months ended June 30, 2023	405,169	$64,847	$160.05
Six months ended June 30, 2022	427,049	$57,000	$133.47

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.0% per annum on the India Plan for the year ending on December 31, 2023.

Change in Plan Assets
Plan assets as of January 1, 2023	$14,449
Actual return	692
Employer contribution	—
Benefits paid*	(542)
Effect of exchange rate changes	121
Plan assets as of June 30, 2023	$14,720

* Benefits payments were substantially made through the plan assets during the six months ended June 30, 2023.

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$953	$958	$1,909	$1,948
Interest cost	393	313	788	636
Expected return on plan assets	(264)	(221)	(527)	(449)
Amortization of actuarial (gain)/loss, gross of tax	(23)	149	(48)	304
Net gratuity cost	$1,059	$1,199	$2,122	$2,439

Amortization of actuarial (gain)/loss, gross of tax	$(23)	$149	$(48)	$304
Income tax effects on above	(18)	(45)	(37)	(92)
Amortization of actuarial (gain)/loss, net of tax	$(41)	$104	$(85)	$212
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s accrual for contribution to the 401(k) Plans was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contribution to the 401(k) Plans	$1,178	$1,026	$3,564	$3,043

The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contributions to the defined social security contribution plans	$5,604	$4,549	$10,996	$8,762

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

Supplemental balance sheet information

	As of
	June 30, 2023	December 31, 2022
Operating Lease
Operating lease right-of-use assets	$58,423	$55,347

Operating lease liabilities - Current	$14,482	$14,978
Operating lease liabilities - Non-current	50,575	48,155
Total operating lease liabilities	$65,057	$63,133

Finance Lease
Property and equipment, gross	$1,906	$2,499
Accumulated depreciation	(1,388)	(1,999)
Property and equipment, net	$518	$500

Finance lease liabilities - Current	$167	$164
Finance lease liabilities - Non-current	373	355
Total finance lease liabilities	$540	$519

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended June 30,		Six months ended June 30,
Finance lease:	2023	2022	2023	2022
Amortization of right-of-use assets	$39	$50	$77	$88
Interest on lease liabilities	18	14	38	28
	57	64	115	116
Operating lease(a)	5,449	5,962	10,332	12,005
Variable lease costs	1,157	1,408	2,164	2,529
Total lease cost	$6,663	$7,434	$12,611	$14,650
(a) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2023	2022
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$10,829	$11,922
Operating cash outflows for finance leases	$38	$28
Financing cash outflows for finance leases	$80	$75
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,929	$3,540
Right-of-use assets obtained in exchange for new finance lease liabilities	$91	$118
Weighted average remaining lease term (in years)
Finance lease	2.7 years	2.5 years
Operating lease	5.6 years	5.5 years
Weighted average discount rate
Finance lease	14.0%	14.5%
Operating lease	7.3%	7.0%
The Company modified certain of its operating leases, resulting in a decrease of its lease liabilities by $2,466 and an increase of its lease liabilities by $263, during the six months ended June 30, 2023 and June 30, 2022, respectively, with a corresponding adjustment to ROU assets.

As of June 30, 2023 and December 31, 2022, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
2023 (July 1 - December 31)	$9,445	$133
2024	17,314	187
2025	12,908	125
2026	11,926	113
2027	9,151	112
2028 and thereafter	20,554	22
Total lease payments	81,298	692
Less: Imputed interest	16,241	152
Present value of lease liabilities	$65,057	$540

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
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

The effective tax rate increased from 23.8% during the three months ended June 30, 2022 to 24.1% during the three months ended June 30, 2023. The Company recorded income tax expense of $15,554 and $11,125 for the three months ended June 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and an increase in non-deductible expenses during the three months ended June 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The effective tax rate decreased from 23.7% during the six months ended June 30, 2022 to 19.1% during the six months ended June 30, 2023. The Company recorded income tax expense of $23,612 and $22,327 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company’s subsidiaries in India, the United Kingdom and Australia repatriated $76,000 (net of $4,015 withholding taxes), $15,598 and $9,081, respectively, to the United States. These distributions do not constitute a change in the Company’s permanent reinvestment assertion.

Deferred income taxes recognized in AOCI were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(2,269)	$2,801	$(3,569)	$2,798
Reclassification adjustment for cash flow hedges	(231)	420	(765)	935
Reclassification adjustment for retirement benefits	(18)	(45)	(37)	(92)
Foreign currency translation adjustments	2	480	(1,136)	979
Total	$(2,516)	$3,656	$(5,507)	$4,620

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
23. Stock-Based Compensation

Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenues	$3,341	$3,131	$6,907	$5,772
General and administrative expenses	3,210	5,305	9,035	9,700
Selling and marketing expenses	4,960	4,904	9,976	9,092
Total	$11,511	$13,340	$25,918	$24,564

Income tax benefit related to share-based compensation(1)	$2,789	$3,216	$12,619	$6,022
(1) Includes $190 and $14 during the three months ended June 30, 2023 and 2022, respectively, and $12,710 and $3,624 during the six months ended June 30, 2023 and 2022, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of June 30, 2023 and December 31, 2022, the Company had 678,615 and 1,324,755 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock options activity under the Company’s stock-based compensation plans is shown below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	3,093	$27.62	$362	1.0
Granted	331,336	150.75	—	10.0
Exercised	(3,093)	27.62	384	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2023	331,336	$150.75	$103	10.0
Vested and exercisable as of June 30, 2023	—	$—	$—	—
Weighted average grant date fair value of Stock options granted during the period	$60.13
Stock options granted under the 2018 Omnibus Incentive Plan during the three and six months ended June 30, 2023, have a contractual period of ten years and vest ratably over four years.
The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three and Six months ended June 30, 2023
Dividend yield	—
Expected life (years)	6.25
Risk free interest rate for expected life	3.8%
Volatility for expected life	32.4%

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.
As of June 30, 2023, unrecognized compensation cost of $19,801 is expected to be expensed over a weighted average period of 4.0 years. The total grant date fair value of stock options exercised during the three and six months ended June 30, 2023 and 2022, was $30 and $nil, respectively.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	47,623	$124.76
Granted	—	—
Vested	—	—
Forfeited	(4,177)	124.76
Outstanding as of June 30, 2023	43,446	$124.76
As of June 30, 2023, unrecognized compensation cost of $3,165 is expected to be expensed over a weighted average period of 1.8 years.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022*	923,126	$98.71
Granted	238,431	171.38
Vested	(307,060)	90.47
Forfeited	(61,323)	104.53
Outstanding as of June 30, 2023*	793,174	$123.29

* As of June 30, 2023 and December 31, 2022 restricted stock units vested for which the underlying common stock is yet to be issued are 130,528 and 174,490 respectively.
As of June 30, 2023, unrecognized compensation cost of $77,100 is expected to be expensed over a weighted average period of 2.7 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the six months ended June 30, 2023, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	49,591	$119.99	178,712	$134.72
Granted	43,948	172.80	65,849	223.61
Vested	—	—	—	—
Forfeited	(5,399)	127.56	(17,252)	141.19
Outstanding as of June 30, 2023	88,140	$145.86	227,309	$159.98
As of June 30, 2023, unrecognized compensation cost of $35,048 is expected to be expensed over a weighted average period of 2.1 years.
Employee Stock Purchase Plan

On June 21, 2022, at the annual meeting of stockholders of the Company, the Company’s stockholders approved the ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”).

The 2022 ESPP allows eligible employees to purchase the Company’s shares of common stock through payroll deductions at a pre-specified discount to the lower of closing price of the Company’s common shares on the date of offering or the last business day of each purchase interval. The dollar amount of shares of common stock that can be purchased under the 2022 ESPP must not exceed 15% of the participating employee’s compensation during the offering period, subject to a cap of $25 per employee per calendar year. The Company has reserved 800,000 shares of common stock for issuance over the term of the 2022 ESPP.

The second offering period under the 2022 ESPP commenced on January 1, 2023 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number of Shares	Total Proceeds Received
Shares available for issuance as of December 31, 2022	800,000
Issuance of common stock related to the first offering period	(7,636)	$1,060
Shares available for issuance as of June 30, 2023	792,364
Issuance of common stock related to the second offering period made subsequent to June 30, 2023	26,099	$3,800

The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2023
Dividend yield	—
Expected life (years)	0.5
Risk free interest rate for expected life	4.7%
Volatility for expected life	38.9%
Discount for illiquidity	10.3%
The weighted average fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended June 30, 2023 was $25.86.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
24. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc. which beneficially owns more than 10% of the Company’s common stock as of June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company recognized revenues, net of $379 and $574, respectively, related to this service contract. During the six months ended June 30, 2023 and 2022, the Company recognized revenues, net of $1,330 and $574, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $383 and $856, related to this service contract as of June 30, 2023 and December 31, 2022, respectively.

25. Commitments and Contingencies

Capital Commitments

As of June 30, 2023, the Company had committed to spend approximately $6,600 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company is committed under the Partnership to make investments up to an amount of $4,000.

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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of June 30, 2023 and December 31, 2022 is $37,130 and $37,088, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,328 and $7,532, as of June 30, 2023 and December 31, 2022, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,572 and $5,526, as of June 30, 2023 and December 31, 2022, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $$4,305 and $3,866 as of June 30,

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)
2023 and December 31, 2022, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of June 30, 2023 and December 31, 2022, respectively.

One of the Company’s subsidiaries in India has undergone an assessment with the statutory authority with respect to defined social security contribution plan. Except for some components of the assessment for which the Company has recognized a provision in the financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that the matter is without merit. The Company is defending against the assessment order and has accordingly instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessment will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments in this matter.

In August 2019 and September 2020, the Indian Parliament passed various consolidating labor codes, including the Code on Social Security, 2020 (the “Indian Social Security Code”) which aims to rationalize labor laws relating to employee benefits during employment and post-employment benefits. However, the rules for the Indian Social Security Code are yet to be published and the effective date from which these changes are applicable is yet to be notified. The Company will complete its evaluation once the subject rules are notified and will give appropriate impact in the financial statements in the period in which, the Indian Social Security Code becomes effective and the related rules to determine the financial impact are published.

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

26. Subsequent Events

On June 20, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which upon filing with the State of Delaware, and effectiveness thereof, will effect a 5-for-1 forward stock split of the Company’s common stock (the “2023 Stock Split”) and an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares. The par value of each share of common stock, $0.001, shall remain unchanged. The 2023 Stock Split was considered to not have been consummated as the common shares were not trading on Nasdaq Global Select Market on a post-split basis as of the date of issuance of the consolidated financial statements.

Pursuant to the 2023 Stock Split, each stockholder of record on July 25, 2023 holding shares of the Company’s common stock will receive four additional shares of the Company’s common stock for every one share held. The additional shares are to be distributed after the close of business on August 1, 2023.

All share count and per share amounts in these consolidated financial statements are presented on a pre-split basis.

Below are the pro forma weighted average common stock outstanding and earnings per share (basic and diluted) as if 2023 Stock Split had been effective for all years presented:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2023
(In thousands, except per share amount and share count)

	Pro Forma (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$49,068	$35,846	$100,399	$72,024
Denominator:
Basic weighted average common shares outstanding	166,776,770	167,017,055	166,986,130	167,113,090
Dilutive effect of share based awards	1,665,475	2,135,640	2,061,645	2,199,895
Diluted weighted average common shares outstanding	168,442,245	169,152,695	169,047,775	169,312,985
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.29	$0.21	$0.60	$0.43
Diluted	$0.29	$0.21	$0.59	$0.43
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,249,155	—	897,750	2,705

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
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to meet our environmental, social and governance-related goals and targets.

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

Revenues

For the three months ended June 30, 2023, we generated revenues of $405.0 million compared to revenues of $346.8 million for the three months ended June 30, 2022, an increase of $58.2 million, or 16.8%. For the six months ended June 30, 2023, we generated revenues of $805.6 million compared to revenues of $676.0 million for the six months ended June 30, 2022, an increase of $129.6 million, or 19.2%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 84.1% and 10.8%, respectively, of our total revenues for the three months ended June 30, 2023, and 86.1% and 9.3%, respectively, of our total revenues for the three months ended June 30, 2022. For the six months ended June 30, 2023, these two regions generated 84.4% and 10.6%, respectively, of our total revenues and 85.9% and 9.6%, respectively, of our total revenues for the six months ended June 30, 2022.

For the three months ended June 30, 2023 and 2022, our total revenues from our top ten clients accounted for 33.8% and 36.2% of our total revenues, respectively. For the six months ended June 30, 2023 and 2022, our total revenues from our top ten clients accounted for 34.3% and 36.2% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

2023 Stock Split

On June 20, 2023, subsequent to the approval and recommendation of our board of directors, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, which upon filing with the State of Delaware, and effectiveness thereof, will effect a 5-for-1 forward stock split of our common stock and an increase in the number of authorized shares of our common stock from 100,000,000 shares to 400,000,000 shares (see Note 26 – Subsequent Events to our unaudited consolidated financial statements herein for further details.)

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations
The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in millions)		(dollars in millions)
Revenues, net	$405.0	$346.8	$805.6	$676.0
Cost of revenues(1)	253.2	221.2	504.7	428.7
Gross profit(1)	151.8	125.6	300.9	247.3
Operating expenses:
General and administrative expenses	45.6	40.5	92.3	80.4
Selling and marketing expenses	28.2	24.0	57.7	48.2
Depreciation and amortization expense	13.1	14.1	26.6	27.7
Total operating expenses	86.9	78.6	176.6	156.3
Income from operations	64.9	47.0	124.3	91.0
Foreign exchange gain, net	0.3	1.4	0.4	3.2
Interest expense	(3.2)	(1.5)	(6.6)	(2.4)
Other income/(loss), net	2.6	(0.2)	5.8	2.2
Income before income tax expense and earnings from equity affiliates	64.6	46.7	123.9	94.0
Income tax expense	15.5	11.1	23.6	22.3
Income before earnings from equity affiliates	49.1	35.6	100.3	71.7
Gain from equity-method investment	—	0.2	0.1	0.3
Net income attributable to ExlService Holdings, Inc. stockholders	$49.1	$35.8	$100.4	$72.0

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended June 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Insurance	$128.5	$108.5	$20.0	18.3%
Healthcare	27.2	23.1	4.1	17.8%
Emerging Business	67.1	53.9	13.2	24.7%
Analytics	182.2	161.3	20.9	12.9%
Total revenues, net	$405.0	$346.8	$58.2	16.8%

Revenues for the three months ended June 30, 2023 were $405.0 million, up $58.2 million, or 16.8%, compared to the three months ended June 30, 2022, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $20.0 million was primarily driven by expansion of business from our new and existing clients of $20.9 million. This was partially offset by a loss of $0.9 million, mainly attributable to the depreciation of the Australian dollar, the South African ZAR and the Indian rupee against the U.S. dollar during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Insurance revenues were 31.7% and 31.3% of our total revenues during the three months ended June 30, 2023 and June 30, 2022, respectively.

Revenue growth in Healthcare of $4.1 million was primarily driven by expansion of business from our new and existing clients during the three months ended June 30, 2023. Healthcare revenues were 6.7% of our total revenues for each of the three months ended June 30, 2023 and June 30, 2022.

Revenue growth in Emerging Business of $13.2 million was primarily driven by expansion of business from our new and existing clients of $13.7 million. This was partially offset by a loss of $0.5 million, mainly attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Emerging Business revenues were 16.6% and 15.5% of our total revenues during the three months ended June 30, 2023 and June 30, 2022, respectively.

Revenue growth in Analytics of $20.9 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients. Analytics revenues were 45.0% and 46.5% of our total revenues during the three months ended June 30, 2023 and June 30, 2022, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2023	2022			2023	2022
	(dollars in millions)
Insurance	$84.3	$70.6	$13.7	19.4%	34.4%	34.9%	(0.5)%
Healthcare	17.6	17.7	(0.1)	(0.9)%	35.4%	23.2%	12.2%
Emerging Business	37.8	31.2	6.6	21.2%	43.7%	42.1%	1.6%
Analytics	113.5	101.7	11.8	11.7%	37.7%	37.0%	0.7%
Total	$253.2	$221.2	$32.0	14.5%	37.5%	36.2%	1.3%

For the three months ended June 30, 2023, cost of revenues was $253.2 million compared to $221.2 million for the three months ended June 30, 2022, an increase of $32.0 million, or 14.5%. The increase in cost of revenues was primarily due to increases in employee-related costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended June 30, 2023 was 37.5%, compared to 36.2% for the three months ended June 30, 2022, an increase of 130 basis points (“bps”) primarily driven by higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The increase in cost of revenues in Insurance of $13.7 million for the three months ended June 30, 2023 was primarily due to increases in employee-related costs of $13.8 million on account of higher headcount and wage inflation and higher technology costs of $2.0 million on account of increased use of the hybrid and remote working models, partially offset by foreign exchange gain, net of hedging of $2.1 million. Gross margin in Insurance decreased by 50 bps during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients and higher employee costs during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The decrease in cost of revenues in Healthcare of $0.1 million for the three months ended June 30, 2023 was primarily due to lower other operating costs of $0.6 million and foreign exchange gain, net of hedging of $0.5 million, partially offset by increases in employee-related costs of $1.0 million on account of higher headcount and wage inflation. Gross margin in Healthcare increased by 1,220 bps during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The increase in cost of revenues in Emerging Business of $6.6 million for the three months ended June 30, 2023 was primarily due to increases in employee-related costs of $6.1 million on account of higher headcount and wage inflation, higher technology costs of $1.0 million on account of increased use of the hybrid and remote working models and higher other operating costs of $0.6 million, partially offset by foreign exchange gain, net of hedging of $1.1 million. Gross margin in Emerging Business increased by 160 bps during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The increase in cost of revenues in Analytics of $11.8 million for the three months ended June 30, 2023 was primarily due to increases in employee-related costs of $15.6 million on account of higher headcount and wage inflation, partially offset by lower other operating costs of $1.9 million and foreign exchange gain, net of hedging of $1.9 million. Gross margin in Analytics increased by 70 bps during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher revenues and foreign exchange gain, net of hedging during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
General and administrative expenses	$45.6	$40.5	$5.1	12.8%
Selling and marketing expenses	28.2	24.0	4.2	17.7%
Selling, general and administrative expenses	$73.8	$64.5	$9.3	14.6%
As a percentage of revenues	18.2%	18.6%

The increase in SG&A expenses of $9.3 million was primarily due to higher employee-related costs of $5.9 million on account of higher headcount and wage inflation, higher technology costs of $1.2 million on account of increased use of the hybrid and remote working models, increase in travel costs of $0.8 million and higher other operating costs of $2.2 million. This was partially offset by foreign exchange gain, net of hedging of $0.8 million, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
Depreciation expense	$8.9	$10.0	$(1.1)	(10.2)%
Intangible amortization expense	4.2	4.1	0.1	1.4%
Depreciation and amortization expense	$13.1	$14.1	$(1.0)	(6.8)%
As a percentage of revenues	3.2%	4.1%

The decrease in depreciation expense of $1.1 million was primarily due to lower depreciation of $0.8 million on assets related to operations centers closed as a result of optimization of office space and increased use of the hybrid and remote working models and foreign exchange gain, net of hedging of $0.3 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in intangibles amortization expense of $0.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 was primarily due to amortization of intangibles associated with our acquisition of Inbound Media Group, LLC in June 2022.

Income from Operations. Income from operations increased by $17.9 million, or 37.7%, from $47.0 million for the three months ended June 30, 2022 to $64.9 million for the three months ended June 30, 2023, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended June 30, 2023. As a percentage of revenues, income from operations increased from 13.6% for the three months ended June 30, 2022 to 16.0% for the three months ended June 30, 2023.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African ZAR during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 77.68 during the three months ended June 30, 2022 to 82.20 during the three months ended June 30, 2023. The average exchange rate of the U.S. dollar against the Philippine peso increased from 53.18 during the three months ended June 30, 2022 to 55.58 during the three months ended June 30, 2023. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.24 during the three months ended June 30, 2022 to 1.25 during the three months ended June 30, 2023. The average exchange rate of the U.S. dollar against the South African ZAR increased from 15.94 during the three months ended June 30, 2022 to 19.02 during the three months ended June 30, 2023.

We recorded a foreign exchange gain, net of $1.4 million for the three months ended June 30, 2022 compared to a foreign exchange gain, net of $0.3 million for the three months ended June 30, 2023.

Interest expense. Interest expense increased from $1.5 million for the three months ended June 30, 2022 to $3.2 million for the three months ended June 30, 2023, primarily due to a higher effective interest rate of 6.2% during the three months ended June 30, 2023, compared to 2.0% during the three months ended June 30, 2022, partially offset by a lower average outstanding balance under our revolving credit facility during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Other Income/(Loss), net.

	Three months ended June 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
Gain on sale and mark-to-market on investments	$1.1	$0.7	$0.4	72.7%
Interest and dividend income	1.7	0.8	0.9	95.2%
Other, net	(0.2)	(1.7)	1.5	(94.7)%
Other income/(loss), net	$2.6	$(0.2)	$2.8	(1,629.3)%

Other income/(loss), net increased by $2.8 million, from Other loss, net of $0.2 million for the three months ended June 30, 2022 to Other income, net of $2.6 million for the three months ended June 30, 2023. The increase is primarily due to higher return on mutual fund investments of $0.4 million, higher interest income on our short-term and long-term investments of $0.6 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and an increase of $1.0 million due to change in fair value of contingent consideration liability related to our Clairvoyant acquisition during the three months ended June 30, 2022.

Income Tax Expense. The effective tax rate increased from 23.8% during the three months ended June 30, 2022 to 24.1% during the three months ended June 30, 2023. We recorded income tax expense of $15.5 million and $11.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and an increase in non-deductible expenses during the three months ended June 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Net Income. Net income increased from $35.8 million for the three months ended June 30, 2022 to $49.1 million for the three months ended June 30, 2023, primarily due to increase in income from operations of $17.9 million and higher other income, net of $2.6 million partially offset by higher income tax expense of $4.4 million, higher interest expense of $1.7 million and lower foreign exchange gain, net of $1.1 million. As a percentage of revenues, net income increased from 10.3% for the three months ended June 30, 2022 to 12.1% for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues.

The following table summarizes our revenues by reportable segments:

	Six months ended June 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Insurance	$254.4	$211.8	$42.6	20.1%
Healthcare	53.9	49.3	4.6	9.5%
Emerging Business	133.3	104.6	28.7	27.5%
Analytics	364.0	310.3	53.7	17.3%
Total revenues, net	$805.6	$676.0	$129.6	19.2%

Revenues for the six months ended June 30, 2023 were $805.6 million, up $129.6 million, or 19.2%, compared to the six months ended June 30, 2022, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $42.6 million was primarily driven by expansion of business from our new and existing clients of $44.9 million. This was partially offset by a loss of $2.3 million, mainly attributable to the depreciation of the Australian dollar, the Indian rupee and the South African ZAR against the U.S. dollar during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Insurance revenues were 31.6% and 31.3% of our total revenues during the six months ended June 30, 2023 and June 30, 2022, respectively.

Revenue growth in Healthcare of $4.6 million was primarily driven by expansion of business from our new and existing clients during the six months ended June 30, 2023. Healthcare revenues were 6.7% and 7.3% of our total revenues during the six months ended June 30, 2023 and June 30, 2022, respectively.

Revenue growth in Emerging Business of $28.7 million was primarily driven by expansion of business from our new and existing clients of $31.0 million. This was partially offset by a loss of $2.3 million, mainly attributable to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Emerging Business revenues were 16.6% and 15.5% of our total revenues during the six months ended June 30, 2023 and June 30, 2022, respectively.

Revenue growth in Analytics of $53.7 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients of $54.5 million. This was partially offset by a loss of $0.8 million, mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Analytics revenues were 45.1% and 45.9% of our total revenues during the six months ended June 30, 2023 and June 30, 2022, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Six months ended June 30,			Percentage change	Six months ended June 30,		Change
	2023	2022	Change		2023	2022
	(dollars in millions)
Insurance	$166.6	$135.7	$30.9	22.8%	34.5%	35.9%	(1.4)%
Healthcare	36.4	35.3	1.1	2.8%	32.5%	28.2%	4.3%
Emerging Business	73.8	60.4	13.4	22.2%	44.6%	42.2%	2.4%
Analytics	227.9	197.3	30.6	15.5%	37.4%	36.5%	0.9%
Total	$504.7	$428.7	$76.0	17.7%	37.4%	36.6%	0.8%

For the six months ended June 30, 2023, cost of revenues was $504.7 million compared to $428.7 million for the six months ended June 30, 2022, an increase of $76.0 million, or 17.7%. The increase in cost of revenues was primarily due to increases in employee-related costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the six months ended June 30, 2023 was 37.4% compared to 36.6% for the six months ended June 30, 2022, an increase of 80 basis points (“bps”) primarily driven by higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in cost of revenues in Insurance of $30.9 million for the six months ended June 30, 2023 was primarily due to increases in employee-related costs of $30.8 million on account of higher headcount and wage inflation, higher technology costs of $4.9 million on account of increased use of the hybrid and remote working models and higher other operating cost of $2.0 million, partially offset by foreign exchange gain, net of hedging of $5.1 million, lower facilities cost of $0.9 million and lower travel cost of $0.8 million. Gross margin in Insurance decreased by 140 bps during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in cost of revenues in Healthcare of $1.1 million for the six months ended June 30, 2023 was primarily due to increases in employee-related costs of $2.8 million on account of higher headcount and wage inflation, partially offset by lower other operating costs of $0.4 million and foreign exchange gain, net of hedging of $1.3 million. Gross margin in Healthcare increased by 430 bps during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher revenues and foreign exchange gain, net of hedging during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in cost of revenues in Emerging Business of $13.4 million for the six months ended June 30, 2023 was primarily due to increases in employee-related costs of $13.2 million on account of higher headcount and wage inflation, higher technology costs of $1.8 million on account of increased use of the hybrid and remote working models and higher other operating costs of $1.2 million, partially offset by foreign exchange gain, net of hedging of $2.8 million. Gross margin in Emerging Business increased by 240 bps during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in cost of revenues in Analytics of $30.6 million for the six months ended June 30, 2023 was primarily due to increases in employee-related costs of $36.4 million on account of higher headcount and wage inflation, partially offset by lower other operating costs of $1.0 million and foreign exchange gain, net of hedging of $4.8 million. Gross margin in Analytics increased by 90 bps during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher revenues and foreign exchange gain, net of hedging during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
General and administrative expenses	$92.3	$80.4	$11.9	14.9%
Selling and marketing expenses	57.7	48.2	9.5	19.9%
Selling, general and administrative expenses	$150.0	$128.6	$21.4	16.8%
As a percentage of revenues	18.6%	19.0%

The increase in SG&A expenses of $21.4 million was primarily due to higher employee-related costs of $17.0 million on account of higher headcount and wage inflation, increase in travel costs of $2.0 million, higher technology costs of $1.1 million on account of increased use of the hybrid and remote working models and higher other operating costs of $3.5 million. This was partially offset by foreign exchange gain, net of hedging of $2.2 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Depreciation expense	$18.3	$19.1	$(0.8)	(4.1)%
Intangible amortization expense	8.3	8.6	(0.3)	(3.2)%
Depreciation and amortization expense	$26.6	$27.7	$(1.1)	(3.9)%
As a percentage of revenues	3.3%	4.1%

The decrease in depreciation expense of $0.8 million was primarily due to foreign exchange gain, net of hedging during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in intangibles amortization expense of $0.3 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 was primarily due to end of useful lives for certain intangible assets.

Income from Operations. Income from operations increased by $33.3 million, or 36.5%, from $91.0 million for the six months ended June 30, 2022 to $124.3 million for the six months ended June 30, 2023, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the six months ended June 30, 2023. As a percentage of revenues, income from operations increased from 13.5% for the six months ended June 30, 2022 to 15.4% for the six months ended June 30, 2023.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African ZAR during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 76.46 during the six months ended June 30, 2022 to 82.22 during the six months ended June 30, 2023. The average exchange rate of the U.S. dollar against the Philippine peso increased from 52.25 during the six months ended June 30, 2022 to 55.18 during the six months ended June 30, 2023. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.29 during the six months ended June 30, 2022 to 1.24 during the six months ended June 30, 2023. The average exchange rate of the U.S. dollar against the South African ZAR increased from 15.54 during the six months ended June 30, 2022 to 18.46 during the six months ended June 30, 2023.

We recorded a net foreign exchange gain, net of $3.2 million for the six months ended June 30, 2022, compared to the net foreign exchange gain, net of $0.4 million for the six months ended June 30, 2023.

Interest expense. Interest expense increased from $2.4 million for the six months ended June 30, 2022 to $6.6 million for the six months ended June 30, 2023, primarily due to a higher effective interest rate of 6.1% during the six months ended June 30, 2023, compared to 1.7% during the six months ended June 30, 2022, partially offset by a lower average outstanding balance under our revolving credit facility during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Other Income/(Loss), net.

	Six months ended June 30,			Percentage change
	2023	2022	Change
Gain on sale and mark-to-market on investments	$2.7	$1.9	$0.8	46.5%
Interest and dividend income	3.4	2.2	1.2	52.2%
Other, net	(0.3)	(1.9)	1.6	(83.9)%
Other income, net	$5.8	$2.2	$3.6	160.0%

Other income, net increased by $3.6 million, from $2.2 million for the six months ended June 30, 2022 to $5.8 million for the six months ended June 30, 2023. The increase is primarily due to higher return on mutual fund investments of $0.8 million, higher interest income on our short-term and long-term investments of $1.5 million, higher dividend income on our investments in money market funds of $0.3 million during the six months ended June 30, 2023, partially offset by interest on income tax refunds of $0.7 million received during the six months ended June 30, 2022. There was also an increase of $0.4 million due to higher amortization of actuarial losses related to our employee benefit plans and an increase of $1.0 million due to change in fair value of contingent consideration liability related to our Clairvoyant acquisition during the six months ended June 30, 2022.

Income Tax Expense. The effective tax rate decreased from 23.7% during the six months ended June 30, 2022 to 19.1% during the six months ended June 30, 2023. We recorded income tax expense of $23.6 million and $22.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Net Income. Net income increased from $72.0 million for the six months ended June 30, 2022 to $100.4 million for the six months ended June 30, 2023, primarily due to increase in income from operations of $33.3 million and higher other income, net of $3.4 million, partially offset by higher interest expense of $4.2 million, lower foreign exchange gain, net of $2.8 million and higher income tax expense of $1.3 million. As a percentage of revenues, net income increased from 10.7% for the six months ended June 30, 2022 to 12.5% for the six months ended June 30, 2023.

Liquidity and Capital Resources

	Six months ended June 30,
	2023	2022
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$125.6	$143.8
Net cash provided by operating activities	63.6	53.1
Net cash provided by/(used for) investing activities	11.8	(41.0)
Net cash used for financing activities	(101.8)	(35.3)
Effect of exchange rate changes	1.5	(5.4)
Closing cash, cash equivalents and restricted cash	$100.7	$115.2

As of June 30, 2023 and 2022, we had $250.0 million and $266.0 million, respectively, in cash, cash equivalents and short-term investments, of which $224.0 million and $242.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the six months ended June 30, 2023, our subsidiaries in India, the United Kingdom and Australia repatriated $76.0 million (net of $4.0 million withholding taxes), $15.6 million and $9.1 million, respectively, to the United States. These distributions do not constitute a change in our permanent reinvestment assertion.

Operating Activities:

Net cash provided by operating activities was $63.6 million for the six months ended June 30, 2023 as compared to net cash provided by operating activities of $53.1 million for the six months ended June 30, 2022, reflecting our cash earnings and effective management of working capital needs. The major drivers contributing to the increase of $10.5 million year-over-year included the following:
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $29.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These adjustments comprise of deferred tax effects, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, share-based employee compensation, unrealized foreign currency exchange gain/(loss), unrealized gain/(loss) on investments, among others.

•Changes in accounts receivable, including advance billings, contributed higher cash flow of $19.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Collections in accounts receivable, including advance billings, was driven by revenue growth during the six months ended June 30, 2023. This was partially offset by increase in our days sales outstanding which was 63 days as of June 30, 2023 as compared to 60 days as of June 30, 2022.

•Higher income tax payments, net of refunds, contributed higher cash payouts of $39.0 million, partially offset by provision for income tax and changes in deferred tax assets and liabilities of $19.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

•Changes in other assets, accounts payables including other liabilities contributed higher cash payouts of $18.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Investing Activities: Cash provided by investing activities were $11.8 million for the six months ended June 30, 2023 as compared to cash used for investing activities of $41.0 million for the six months ended June 30, 2022. The increase in cash provided by investing activities of $52.8 million year-over-year is mainly due to higher net redemption of investments of $37.4 million during six months ended June 30, 2023 as compared to net purchase of investments of $13.5 million during the six months ended June 30, 2022. The increase was also due to acquisition-related payouts of $2.6 million during the six months ended June 30, 2022 with no corresponding payouts during the six months ended June 30, 2023.

Financing Activities: Cash used for financing activities were $101.8 million during the six months ended June 30, 2023 as compared to cash used for financing activities of $35.3 million during the six months ended June 30, 2022. The increase in cash used of $66.5 million year-over-year was primarily due to net repayment of our borrowings under our revolving credit facility of $30.0 million during the six months ended June 30, 2023 as compared to net proceeds of our borrowings of $25.0 million during the six months ended June 30, 2022. The increase was also due to higher purchases of treasury stock by $10.4 million under our share repurchase program, payment of contingent consideration related to our Clairvoyant acquisition of $5.0 million during the six months ended June 30, 2023, partially offset by employees’ contributions under the employee stock purchase plan of $3.8 million during the six months ended June 30, 2023.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $26.1 million of capital expenditures during the six months ended June 30, 2023. We expect to incur total capital expenditures of between $47.0 million to $52.0 million in 2023, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders (see Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details).

We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, continued stock repurchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans, payments for contingent consideration and uncertain tax positions. See Note 16 - Fair Value Measurements - Fair Value of Contingent Consideration, Note 18 - Borrowings, Note 21 - Leases and Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2023 and December 31, 2022, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of June 30,2023	As of December 31, 2022
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$30.0	$30.0

Long-term borrowings	190.0	220.0
Total borrowings	$220.0	$250.0
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2023, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of June 30, 2023, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2023, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
April 1, 2023 through April 30, 2023	—	$—	85,306	$164.27	85,306	$181,632,447
May 1, 2023 through May 31, 2023	—	$—	20,045	$152.23	20,045	$178,580,926
June 1, 2023 through June 30, 2023	—	$—	78,793	$151.64	78,793	$166,632,565
Total	—	$—	184,144	$157.56	184,144	$—

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

3.4	Sixth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

10.1+	Form of Option Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan.

10.2+	Form of Option Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Scheme*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: July 27, 2023	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)