Form 10-Q
period 2023-09-30
ExlService Holdings, Inc.
filed 2023-10-26
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

As of October 24, 2023, there were 164,922,767 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$122,655	$118,669
Short-term investments	151,581	179,027
Restricted cash	3,257	4,897
Accounts receivable, net	303,378	259,222
Other current assets	70,697	50,979
Total current assets	651,568	612,794
Property and equipment, net	96,729	82,828
Operating lease right-of-use assets, net	56,817	55,347
Restricted cash	2,047	2,055
Deferred tax assets, net	79,767	55,791
Goodwill	405,579	405,637
Other intangible assets, net	53,315	64,819
Long-term investments	5,273	34,779
Other assets	51,398	32,069
Total assets	$1,402,493	$1,346,119
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,159	$7,789
Current portion of long-term borrowings	50,000	30,000
Deferred revenue	13,766	18,782
Accrued employee costs	105,535	108,100
Accrued expenses and other current liabilities	107,730	95,352
Current portion of operating lease liabilities	14,008	14,978
Income taxes payable, net	11,948	2,945
Total current liabilities	306,146	277,946
Long-term borrowings, less current portion	160,000	220,000
Operating lease liabilities, less current portion	48,445	48,155
Deferred tax liabilities, net	461	547
Other non-current liabilities	31,354	41,292
Total liabilities	546,406	587,940
Commitments and contingencies (Refer to Note 25)
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 202,124,185 shares issued and 165,117,859 shares outstanding as of September 30, 2023 and 199,939,880 shares issued and 166,172,220 shares outstanding as of December 31, 2022 (1)	202	200
Additional paid-in capital (1)	492,577	444,948
Retained earnings	1,043,380	899,105
Accumulated other comprehensive loss	(136,805)	(144,143)
Total including shares held in treasury	1,399,354	1,200,110

Less: 37,006,326 shares as of September 30, 2023 and 33,767,660 shares as of December 31, 2022, held in treasury, at cost (1)	(543,267)	(441,931)
Total stockholders’ equity	856,087	758,179
Total liabilities and stockholders’ equity	$1,402,493	$1,346,119

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues, net	$410,971	$361,351	$1,216,610	$1,037,341
Cost of revenues (1)	256,002	230,462	760,691	659,185
Gross profit (1)	154,969	130,889	455,919	378,156
Operating expenses:
General and administrative expenses	52,213	42,519	144,564	122,898
Selling and marketing expenses	30,943	23,879	88,674	72,034
Depreciation and amortization expense	11,583	14,380	38,192	42,057
Total operating expenses	94,739	80,778	271,430	236,989
Income from operations	60,230	50,111	184,489	141,167
Foreign exchange gain, net	409	1,504	838	4,683
Interest expense	(3,405)	(2,442)	(10,030)	(4,820)
Other income, net	778	2,261	6,594	4,498
Income before income tax expense and earnings from equity affiliates	58,012	51,434	181,891	145,528
Income tax expense	14,161	12,447	37,773	34,774
Income before earnings from equity affiliates	43,851	38,987	144,118	110,754
Gain from equity-method investment	25	108	157	365
Net income attributable to ExlService Holdings, Inc. stockholders	$43,876	$39,095	$144,275	$111,119
Earnings per share attributable to ExlService Holdings, Inc. stockholders (2):
Basic	$0.26	$0.24	$0.87	$0.67
Diluted	$0.26	$0.23	$0.86	$0.66
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders (2):
Basic	166,159,619	166,189,165	166,707,599	166,801,730
Diluted	167,688,374	168,888,745	168,591,612	169,168,185

(1) Exclusive of depreciation and amortization expense.
(2) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$43,876	$39,095	$144,275	$111,119
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	(7,903)	(13,489)	8,242	(28,638)
Foreign currency translation loss	(7,782)	(19,144)	(2,605)	(49,371)
Reclassification adjustments
(Gain)/loss on cash flow hedges(1)	32	1,567	4,261	(1,881)
Retirement benefits(2)	(22)	147	(70)	451
Income tax effects relating to above(3)	3,017	10,090	(2,490)	14,710
Total other comprehensive income/(loss)	$(12,658)	$(20,829)	$7,338	$(64,729)
Total comprehensive income	$31,218	$18,266	$151,613	$46,390

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended September 30, 2023 and 2022
(In thousands, except share count)

	Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares (1)	Amount
Balance as of June 30, 2023	201,748,635	$202	$471,962	$999,504	$(124,147)	(35,985,285)	$(513,307)	$834,214
Stock issued against stock-based compensation plans	375,550	—	3,548	—	—	—	—	3,548
Stock-based compensation	—	—	17,067	—	—	—	—	17,067
Acquisition of treasury stock	—	—	—	—	—	(1,021,041)	(29,960)	(29,960)
Other comprehensive income	—	—	—	—	(12,658)	—	—	(12,658)
Net income	—	—	—	43,876	—	—	—	43,876
Balance as of September 30, 2023	202,124,185	$202	$492,577	$1,043,380	$(136,805)	(37,006,326)	$(543,267)	$856,087

	Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares (1)	Amount
Balance as of June 30, 2022	198,975,805	$199	$420,147	$828,161	$(133,374)	(33,355,630)	$(429,480)	$685,653
Stock issued against stock-based compensation plans	18,975	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,186	—	—	—	—	12,186
Acquisition of treasury stock	—	—	—	—	—	(384,045)	(11,521)	(11,521)
Other comprehensive loss	—	—	—	—	(20,829)	—	—	(20,829)
Net income	—	—	—	39,095	—	—	—	39,095
Balance as of September 30, 2022	198,994,780	$199	$432,333	$867,256	$(154,203)	(33,739,675)	$(441,001)	$704,584

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2023 and 2022
(In thousands, except share count)

	Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Shares	Amount				Shares (1)	Amount
January 1, 2023	199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	2,184,305	2	4,644	—	—	—	—	4,646
Stock-based compensation	—	—	42,985	—	—	—	—	42,985
Acquisition of treasury stock	—	—	—	—	—	(3,238,666)	(101,336)	(101,336)
Other comprehensive income	—	—	—	—	7,338	—	—	7,338
Net income	—	—	—	144,275	—	—	—	144,275
Balance as of September 30, 2023	202,124,185	$202	$492,577	$1,043,380	$(136,805)	(37,006,326)	$(543,267)	$856,087

	Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares (1)	Amount
January 1, 2022	197,541,700	$198	$395,584	$756,137	$(89,474)	(31,084,290)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	1,453,080	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	36,750	—	—	—	—	36,750
Acquisition of treasury stock	—	—	—	—	—	(2,655,385)	(71,712)	(71,712)
Other comprehensive loss	—	—	—	—	(64,729)	—	—	(64,729)
Net income	—	—	—	111,119	—	—	—	111,119
Balance as of September 30, 2022	198,994,780	$199	$432,333	$867,256	$(154,203)	(33,739,675)	$(441,001)	$704,584

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$144,275	$111,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,010	41,993
Stock-based compensation expense	42,985	36,750
Amortization of operating lease right-of-use assets	15,171	17,365
Unrealized loss/(gain) on investments	6,003	(475)
Unrealized foreign currency exchange gain, net	(862)	(16,813)
Deferred income tax benefit	(26,555)	(5,621)
Allowance for expected credit losses	2,444	177
Fair value changes in contingent consideration	2,500	1,000
Others, net	1,384	1,240
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,488)	(68,066)
Other current assets	(412)	2,553
Income taxes payable, net	(12,022)	4,043
Other assets	(18,792)	(8,428)
Accounts payable	(4,624)	(1,927)
Deferred revenue	2,319	2,103
Accrued employee costs	(1,853)	(11,778)
Accrued expenses and other liabilities	4,299	13,685
Operating lease liabilities	(15,622)	(17,831)
Net cash provided by operating activities	132,160	101,089

Cash flows from investing activities:
Purchases of property and equipment	(41,106)	(32,099)
Proceeds from sale of property and equipment	640	197
Investment in equity affiliate	(600)	—
Business acquisition (net of cash and cash equivalents acquired)	—	(3,322)
Purchases of investments	(165,021)	(164,313)
Proceeds from redemption of investments	217,525	124,355
Net cash provided by/(used for) investing activities	11,438	(75,182)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(120)	(108)
Proceeds from borrowings	70,000	35,000
Repayments of borrowings	(110,000)	(25,000)
Acquisition of treasury stock	(100,542)	(71,712)
Payment of contingent consideration	(5,000)	—
Proceeds from ESPP contribution and exercise of stock options	4,690	—
Net cash used for financing activities	(140,972)	(61,820)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(288)	(9,626)
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,338	(45,539)
Cash, cash equivalents and restricted cash at the beginning of the period	125,621	143,810
Cash, cash equivalents and restricted cash at the end of the period	$127,959	$98,271

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,580	$4,982
Income taxes, net of refunds	$76,743	$35,192
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$285	$218
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

(b)Stock Split

The Company recognizes the effects of a forward stock split in the financial statements if there are changes in the total par value of the increased shares upon such forward stock split. The Company reclassifies an amount equal to the par value of the increased shares resulting from the forward stock split from “Additional paid-in capital” to “Common stock.” The Company presents the effects of a forward stock split on earnings per share in the financial statements retroactively for all the periods

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
presented. The Company has an option to present other effects of the forward stock split, including changes in the total par value of the increased shares and count of shares of common stock, in the consolidated financial statements either retroactively for all the periods presented or only for the period in which the forward stock split of the common stock becomes effective. The Company has elected to present the effects of the forward stock split retroactively for all the periods presented.

(c)Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, and stock-based awards, useful life of long-lived assets and other intangible assets, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, methods to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.

(d)Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-01, Leases (“Accounting Standards Codification (“ASC”) Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

(e)Recently adopted Accounting Pronouncements

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

In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (“ASC Topic 205”), Income Statement-Reporting Comprehensive Income (“ASC Topic 220”), Distinguishing Liabilities from Equity (“ASC Topic 480”), Equity (“ASC Topic 505”), and Compensation-Stock Compensation (“ASC Topic 718”) pursuant to SEC Staff Accounting Bulletin No. 120 and amends various SEC paragraphs in the ASC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
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

Revenues and cost of revenues for the three months ended September 30, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$136,369	$26,177	$65,316	$183,109	$410,971
Cost of revenues(1)	86,435	16,533	37,599	115,435	256,002
Gross profit(1)	$49,934	$9,644	$27,717	$67,674	$154,969
Operating expenses					94,739
Foreign exchange gain, net, interest expense and other income, net					(2,218)
Income tax expense					14,161
Gain from equity-method investment					25
Net income					$43,876
(1) Exclusive of depreciation and amortization expense.

	Three months ended September 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$116,198	$22,820	$56,035	$166,298	$361,351
Cost of revenues(1)	75,041	17,119	32,363	105,939	230,462
Gross profit(1)	$41,157	$5,701	$23,672	$60,359	$130,889
Operating expenses					80,778
Foreign exchange gain, net, interest expense and other loss, net					1,323
Income tax expense					12,447
Gain from equity-method investment					108
Net income					$39,095
(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the nine months ended September 30, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	Nine months ended September 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$390,762	$80,036	$198,677	$547,135	$1,216,610
Cost of revenues(1)	253,081	52,882	111,414	343,314	760,691
Gross profit(1)	$137,681	$27,154	$87,263	$203,821	$455,919
Operating expenses					271,430
Foreign exchange gain, net, interest expense and other income, net					(2,598)
Income tax expense					37,773
Gain from equity-method investment					157
Net income					$144,275
(1) Exclusive of depreciation and amortization expense.

	Nine months ended September 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$328,021	$72,027	$160,655	$476,638	$1,037,341
Cost of revenues(1)	210,768	52,464	92,790	303,163	659,185
Gross profit(1)	$117,253	$19,563	$67,865	$173,475	$378,156
Operating expenses					236,989
Foreign exchange gain, net, interest expense and other income, net					4,361
Income tax expense					34,774
Gain from equity-method investment					365
Net income					$111,119
(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Digital operations and solutions(1)	$227,862	$195,053	$669,475	$560,703
Analytics services	183,109	166,298	547,135	476,638
Revenues, net	$410,971	$361,351	$1,216,610	$1,037,341
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues, net
United States	$343,135	$310,652	$1,022,883	$891,551
Non-United States
United Kingdom	46,327	34,131	131,549	98,994
Rest of World	21,509	16,568	62,178	46,796
Total Non-United States	67,836	50,699	193,727	145,790
Revenues, net	$410,971	$361,351	$1,216,610	$1,037,341

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	September 30, 2023	December 31, 2022
Long-lived assets
United States	$62,642	$60,709
India	44,811	50,118
Philippines	21,895	18,406
Rest of World	24,198	8,942
Long-lived assets	$153,546	$138,175

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2023	December 31, 2022

Accounts receivable, net	$303,378	$259,222
Contract assets	$11,086	$2,768
Contract liabilities:
Deferred revenue (consideration received in advance)	$11,285	$17,079
Consideration received for process transition activities	$13,893	$5,423

Accounts receivable includes $152,425 and $126,027 as of September 30, 2023 and December 31, 2022, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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
September 30, 2023
(In thousands, except per share amount and share count)
Contract liabilities represent that portion of deferred revenue for which payments have been received in advance from customers. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities are classified under contract liabilities and are included within “Deferred revenue” and “Other non-current liabilities” in the consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with customer.

Revenue recognized during the three and nine months ended September 30, 2023 and 2022, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Deferred revenue (consideration received in advance)	$690	$2,456	$16,682	$16,326
Consideration received for process transition activities	$373	$706	$1,381	$1,370

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022

Opening Balance	$2,183	$983	$1,095	$511	$511
Additions	115	78	1,591	805	1,014
Amortization	(233)	(73)	(621)	(328)	(430)
Closing Balance	$2,065	$988	$2,065	$988	$1,095

	Contract Fulfillment Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022

Opening Balance	$21,445	$10,167	$13,871	$5,795	$5,795
Additions	3,790	2,964	12,633	8,449	15,509
Amortization	(878)	(1,170)	(2,147)	(2,283)	(7,433)
Closing Balance	$24,357	$11,961	$24,357	$11,961	$13,871

There was no impairment for contract acquisition and contract fulfillment costs as of September 30, 2023 and December 31, 2022. The capitalized costs are amortized over the expected period of benefit of the contract.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	As of
	September 30, 2023	December 31, 2022
Accounts receivable, including unbilled receivables	$307,074	$260,554
Less: Allowance for expected credit losses	(3,696)	(1,332)
Accounts receivable, net	$303,378	$259,222

The movement in “Allowance for expected credit losses” on customer balances was as follows:

	Three months ended		Nine months ended		Year ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022
Opening Balance	$1,800	$844	$1,332	$573	$573
Additions	1,964	9	2,441	752	815
Reductions due to write-off of accounts receivables	(70)	—	(78)	(472)	(60)
Currency translation adjustments	2	2	1	2	4
Closing Balance	$3,696	$855	$3,696	$855	$1,332

Concentration of credit risk

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of September 30, 2023 and December 31, 2022.
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerators:
Net income	$43,876	$39,095	$144,275	$111,119
Denominators(1):
Basic weighted average common shares outstanding	166,159,619	166,189,165	166,707,599	166,801,730
Dilutive effect of stock-based awards	1,528,755	2,699,580	1,884,013	2,366,455
Diluted weighted average common shares outstanding	167,688,374	168,888,745	168,591,612	169,168,185
Earnings per share attributable to ExlService Holdings, Inc. stockholders (1):
Basic	$0.26	$0.24	$0.87	$0.67
Diluted	$0.26	$0.23	$0.86	$0.66
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share (1)	2,899,035	4,680	1,564,844	3,365
(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
6. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gain on sale and mark-to-market on investments	$1,337	$1,471	$4,076	$3,341
Interest and dividend income	2,106	1,457	5,480	3,674
Fair value changes of contingent consideration*	(2,500)	—	(2,500)	(1,000)
Others, net	(165)	(667)	(462)	(1,517)
Other income, net	$778	$2,261	$6,594	$4,498
* Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Cash and cash equivalents	$122,655	$89,262	$118,669
Restricted cash (current)	3,257	7,013	4,897
Restricted cash (non-current)	2,047	1,996	2,055
Cash, cash equivalents and restricted cash	$127,959	$98,271	$125,621
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
8. Investments

Investments consist of the following:

	As of
	September 30, 2023	December 31, 2022
Short-term investments
Mutual funds	$76,476	$110,964
Term deposits	75,105	68,063
Total Short-term investments	$151,581	$179,027

Long-term investments
Term deposits	$1,078	$31,341
Investment in equity affiliate	4,195	3,438
Total Long-term investments	$5,273	$34,779
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
9. Property and Equipment
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	September 30, 2023	December 31, 2022
Owned Assets:
Network equipment and computers	3-5	$143,357	$130,218
Software	2-5	99,614	88,487
Leasehold improvements	3-8	39,470	42,890
Office furniture and equipment	3-8	19,407	20,211
Motor vehicles	2-5	727	605
Buildings	30	958	961
Land	—	627	629
Capital work in progress	—	15,674	14,459
		319,834	298,460
Less: Accumulated depreciation and amortization		(223,760)	(216,132)
		96,074	82,328
Right-of-use assets under finance leases:
Network equipment and computers		58	82
Leasehold improvements		605	1,013
Office furniture and equipment		431	662
Motor vehicles		891	742
		1,985	2,499
Less: Accumulated depreciation and amortization		(1,330)	(1,999)
		655	500
Property and equipment, net		$96,729	$82,828

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready for its intended use.

During the three and nine months ended September 30, 2023, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depreciation and amortization expense	$8,426	$10,137	$26,682	$29,182

The effect of foreign exchange loss upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Effect of foreign exchange loss	$(37)	$(126)	$(182)	$(64)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2023	December 31, 2022
Cost	$42,585	$31,544
Less : Accumulated amortization	(22,843)	(16,134)
Internally developed software, net	$19,742	$15,410

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization expense	$2,311	$1,832	$6,711	$4,414

As of September 30, 2023 and December 31, 2022, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

10. Goodwill and Other Intangible Assets

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2023	$49,929	$21,875	$47,101	$286,732	$405,637
Currency translation adjustments	11	(2)	(66)	(1)	(58)
Balance as of September 30, 2023	$49,940	$21,873	$47,035	$286,731	$405,579

As of September 30, 2023, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during nine months of the current fiscal year, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2022. The Company did not identify any triggers or indications of potential impairment for its reporting units as of September 30, 2023.

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

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(48,313)	$50,833
Developed technology	3,490	(2,266)	1,224
Trade names and trademarks	1,700	(1,520)	180
Non-compete agreements	336	(158)	178
	104,672	(52,257)	52,415
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$105,572	$(52,257)	$53,315

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(39,848)	$59,298
Developed technology	24,878	(20,902)	3,976
Trade names and trademarks	1,700	(1,303)	397
Non-compete agreements	336	(88)	248
	126,060	(62,141)	63,919
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,960	$(62,141)	$64,819

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization expense	$3,157	$4,243	$11,510	$12,875

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2023 was as follows:
2023 (October 1 - December 31)	$3,147
2024	12,135
2025	10,699
2026	10,363
2027	9,364
2028 and thereafter	6,707
Total	$52,415

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2023	December 31, 2022
Advance income tax, net	$26,630	$5,716
Receivables from statutory authorities	15,996	15,724
Prepaid expenses	15,066	18,132
Deferred contract fulfillment costs	3,091	1,178
Derivative instruments	2,757	1,526
Contract assets	2,286	904
Advances to suppliers	1,299	1,944
Others	3,572	5,855
Other current assets	$70,697	$50,979
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2023	December 31, 2022
Deferred contract fulfillment costs	$21,266	$12,693
Contract assets	8,800	1,864
Deposits with statutory authorities	7,272	6,276
Lease deposits	5,828	6,621
Derivative instruments	2,265	820
Others	5,967	3,795
Other assets	$51,398	$32,069
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2023	December 31, 2022
Accrued expenses	$55,071	$47,854
Payable to statutory authorities	19,067	20,430
Contingent consideration	15,600	5,000
Client liabilities	5,251	5,110
Derivative instruments	5,089	10,059
Accrued capital expenditures	3,978	4,032
Others	3,674	2,867
Accrued expenses and other current liabilities	$107,730	$95,352

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2023	December 31, 2022
Retirement benefits	$13,210	$12,982
Deferred transition revenue	11,807	4,408
Unrecognized tax benefits	2,329	2,329
Derivative instruments	1,534	6,218
Contingent consideration	589	13,689
Others	1,885	1,666
Other non-current liabilities	$31,354	$41,292
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the nine months ended September 30, 2023 and 2022:

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation gain/(loss)	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains/(losses) recognized during the period	(2,605)	8,242	—	5,637
Reclassification to net income (1)	—	4,261	(70)	4,191
Income tax effects (2)	466	(2,900)	(56)	(2,490)
Accumulated other comprehensive income/(loss) as of September 30, 2023	$(135,278)	$(1,700)	$173	$(136,805)

Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(49,371)	(28,638)	—	(78,009)
Reclassification to net income (1)	—	(1,881)	451	(1,430)
Income tax effects (2)	8,898	5,948	(136)	14,710
Accumulated other comprehensive income/(loss) as of September 30, 2022	$(135,910)	$(16,151)	$(2,142)	$(154,203)

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
September 30, 2023
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$17,718	$—	$—	$17,718
Mutual funds (2)	76,476	—	—	76,476
Derivative financial instruments	—	5,022	—	5,022
Total	$94,194	$5,022	$—	$99,216
Liabilities
Derivative financial instruments	$—	$6,623	$—	$6,623
Contingent consideration (3)	—	—	16,189	16,189
Total	$—	$6,623	$16,189	$22,812
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$1,137	$—	$—	$1,137
Mutual funds (2)	110,964	—	—	110,964
Derivative financial instruments	—	2,346	—	2,346
Total	$112,101	$2,346	$—	$114,447
Liabilities
Derivative financial instruments	$—	$16,277	$—	$16,277
Contingent consideration (3)	—	—	18,689	18,689
Total	$—	$16,277	$18,689	$34,966

(1) Represents money market funds which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

(2) Represents those short-term investments which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

(3) Contingent consideration is presented under “Accrued Expenses and Other Current Liabilities” and “Other Non-Current Liabilities,” as applicable, in the consolidated balance sheets.
Fair Value of Derivative Financial Instruments:

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
September 30, 2023
(In thousands, except per share amount and share count)
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Opening balance	$13,689	$11,439	$18,689	$9,000
Acquisitions	—	—	—	1,439
Fair value changes	2,500	—	2,500	1,000
Payments	—	—	(5,000)	—
Closing balance	$16,189	$11,439	$16,189	$11,439

During the three and nine months ended September 30, 2023 and 2022, there were no transfers among Level 1, Level 2 and Level 3.

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
17. Derivatives and Hedge Accounting

The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and are with counterparties that are highly rated financial institutions. For derivatives in cash flow hedging relationships as of September 30, 2023 and December 31, 2022, the Company had outstanding foreign currency forward contracts totaling $797,400 and $841,620, respectively and interest rate swaps totaling $75,000, each.

The Company estimates that approximately $2,399 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of September 30, 2023, could be reclassified into earnings within the next twelve months. As of September 30, 2023, the maximum outstanding term of the cash flow hedges was approximately 36 months.

The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the Philippine peso and the U.K. pound sterling (GBP). The Company also has exposure to Colombian pesos (COP), the Euro (EUR), South African rand (ZAR), the Australian dollar (AUD), the Canadian dollar (CAD) and other local currencies in which it operates.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	September 30, 2023	December 31, 2022
U. S. dollar (USD)	175,445	163,990
U.K. pound sterling (GBP)	10,435	8,351
Euro (EUR)	3,531	1,956
Australian dollar (AUD)	3,991	1,951
South African rand (ZAR)	122,188	—
Colombian peso (COP)	2,286,550	—

The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets:
Other current assets	$2,542	$1,271	$215	$255
Other assets	$2,265	$820	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$4,941	$10,044	$148	$15
Other non-current liabilities	$1,534	$6,218	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
Derivative financial instruments:	2023	2022	2023	2022
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(7,903)	$(13,489)	$8,242	$(28,638)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(1,584)	$(4,889)	$574	$(11,245)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended September 30,
	2023		2022
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$256,002	$(252)	$230,462	$(1,381)
General and administrative expenses	$52,213	18	$42,519	(109)
Selling and marketing expenses	$30,943	—	$23,879	(6)
Depreciation and amortization expense	$11,583	(19)	$14,380	(71)
Interest expense	$3,405	221	$2,442	—
Total before tax		(32)		(1,567)
Income tax effects on above		(64)		133
Net of tax		$(96)		$(1,434)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$409	$(1,584)	$1,504	$(4,889)
	$409	$(1,584)	$1,504	$(4,889)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Nine months ended September 30,
	2023		2022
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$760,691	$(4,148)	$659,185	$1,396
General and administrative expenses	$144,564	(357)	$122,898	366
Selling and marketing expenses	$88,674	(32)	$72,034	23
Depreciation and amortization expense	$38,192	(185)	$42,057	96
Interest expense	$10,030	461	$4,820	—
Total before tax		(4,261)		1,881
Income tax effects on above		701		(802)
Net of tax		$(3,560)		$1,079

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$838	$574	$4,683	$(11,245)
	$838	$574	$4,683	$(11,245)
18. Borrowings
The following table summarizes the Company’s debt position:

	As of
	September 30, 2023	December 31, 2022
	Revolving credit facility
Current portion of long-term borrowings	$50,000	$30,000

Long-term borrowings	160,000	220,000
Total borrowings	$210,000	$250,000

Unamortized debt issuance costs for the Company’s revolving credit facility of $972 and $1,177 as of September 30, 2023 and December 31, 2022, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
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

The revolving credit facility carried an effective interest rate as shown below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Effective Interest Rate	6.5%	3.4%	6.2%	2.3%

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all financial and non-financial covenants listed under the revolving credit facility.

Expected payments for all of the Company’s borrowings as of September 30, 2023 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments*
2023 (October 1 - December 31)	$35,000	$3,029
2024	15,000	10,659
2025	—	10,069
2026	—	10,069
2027	160,000	3,776
Total	$210,000	$37,602
* Interest payments are based on interest rate prevailing as of September 30, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of each of September 30, 2023 and December 31, 2022, the Company had outstanding letters of credit of $461, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
Stock Split

On June 20, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which upon filing with the State of Delaware on August 1, 2023, and effectiveness thereof, effected a 5-for-1 forward stock split of the Company’s common stock (the “2023 Stock Split”) and an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares. The par value of each share of common stock, $0.001, remained unchanged.

Pursuant to the 2023 Stock Split, each stockholder of record on July 25, 2023 holding shares of the Company’s common stock received four additional shares of the Company’s common stock for every one share held. The additional shares were distributed after the close of business on August 1, 2023. The common shares began trading on the Nasdaq Global Select Market on a post-split basis on August 2, 2023.

All share count and per share amounts in the unaudited consolidated financial statements have been retrospectively adjusted from January 1, 2022 to reflect the 2023 Stock Split as if it occurred at the beginning of the earliest period presented. An amount equal to the par value of the increased shares resulting from the 2023 Stock Split was reclassified from “Additional paid-in capital” to “Common stock.”

Share Repurchases
The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2023	45,267	$1,324	$29.25
Three months ended September 30, 2022	—	$—	$—

Nine months ended September 30, 2023	237,047	$7,853	$33.13
Nine months ended September 30, 2022	136,095	$3,191	$23.45

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

The Company purchased shares of its common stock, for a total consideration including commissions, under the 2022 Repurchase Program, as below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2023	975,774	$28,636	$29.35
Three months ended September 30, 2022	384,045	$11,521	$30.00

Nine months ended September 30, 2023	3,001,619	$93,483	$31.14
Nine months ended September 30, 2022	2,519,290	$68,521	$27.20

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

Change in Plan Assets
Plan assets as of January 1, 2023	$14,449
Actual return	853
Employer contribution	2,921
Benefits paid*	(1,015)
Effect of exchange rate changes	(78)
Plan assets as of September 30, 2023	$17,130

* Benefits payments were substantially made through the plan assets during the nine months ended September 30, 2023.

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$947	$921	$2,856	$2,869
Interest cost	392	302	1,180	938
Expected return on plan assets	(261)	(215)	(788)	(664)
Amortization of actuarial (gain)/loss, gross of tax	(22)	147	(70)	451
Net gratuity cost	$1,056	$1,155	$3,178	$3,594

Amortization of actuarial (gain)/loss, gross of tax	$(22)	$147	$(70)	$451
Income tax effects on above	(19)	(44)	(56)	(136)
Amortization of actuarial (gain)/loss, net of tax	$(41)	$103	$(126)	$315
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s accrual for contribution to the 401(k) Plans was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contribution to the 401(k) Plans	$1,240	$1,097	$4,804	$4,140

The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contributions to the defined social security contribution plans	$5,841	$4,660	$16,837	$13,422

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
Supplemental balance sheet information

	As of
	September 30, 2023	December 31, 2022
Operating Lease
Operating lease right-of-use assets, net	$56,817	$55,347

Operating lease liabilities - Current	$14,008	$14,978
Operating lease liabilities - Non-current	48,445	48,155
Total operating lease liabilities	$62,453	$63,133

Finance Lease
Property and equipment, gross	$1,985	$2,499
Accumulated depreciation	(1,330)	(1,999)
Property and equipment, net	$655	$500

Finance lease liabilities - Current	$171	$164
Finance lease liabilities - Non-current	505	355
Total finance lease liabilities	$676	$519

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended September 30,		Nine months ended September 30,
Finance lease:	2023	2022	2023	2022
Amortization of right-of-use assets	$50	$28	$127	$116
Interest on lease liabilities	25	14	63	42
	75	42	190	158
Operating lease(a)	4,839	5,360	15,171	17,365
Variable lease costs	1,170	1,298	3,334	3,827
Total lease cost	$6,084	$6,700	$18,695	$21,350
(a) Includes short-term leases, which are immaterial.
Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2023	2022
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$15,622	$17,831
Operating cash outflows for finance leases	$63	$42
Financing cash outflows for finance leases	$120	$108
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,477	$3,519
Right-of-use assets obtained in exchange for new finance lease liabilities	$285	$218
Weighted average remaining lease term (in years)
Finance lease	3.1 years	2.7 years
Operating lease	5.6 years	5.5 years
Weighted average discount rate
Finance lease	14.2%	14.4%
Operating lease	7.4%	7.0%

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
The Company modified certain of its operating leases, resulting in a net decrease of its lease liabilities by $1,876 and a net increase of its lease liabilities by $209, during the nine months ended September 30, 2023 and 2022, respectively, with a corresponding adjustment to ROU assets.

As of September 30, 2023 and December 31, 2022, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of September 30, 2023 were as follows:

	Operating Leases	Finance Leases
2023 (October 1 - December 31)	$4,632	$72
2024	17,468	241
2025	13,220	198
2026	12,322	167
2027	9,779	148
2028 and thereafter	20,584	65
Total lease payments	78,005	891
Less: Imputed interest	15,552	215
Present value of lease liabilities	$62,453	$676

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$18,711	$228
2024	14,846	162
2025	10,037	114
2026	8,941	88
2027	6,474	79
2028 and thereafter	19,624	—
Total lease payments	78,633	671
Less: Imputed interest	15,500	152
Present value of lease liabilities	$63,133	$519
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate increased from 24.2% during the three months ended September 30, 2022 to 24.4% during the three months ended September 30, 2023. The Company recorded income tax expense of $14,161 and $12,447 for the three months ended September 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and an increase in non-deductible expenses during the three months ended September 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation, and higher tax credits during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The effective tax rate decreased from 23.9% during the nine months ended September 30, 2022 to 20.8% during the nine months ended September 30, 2023. The Company recorded income tax expense of $37,773 and $34,774 for the nine months ended September 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, and an increase in

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation, and higher tax credits during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company’s subsidiaries in India, the United Kingdom and Australia repatriated $76,000 (net of $4,015 withholding taxes), $15,598 and $9,081, respectively, to the United States. These distributions do not constitute a change in the Company’s permanent reinvestment assertion.

Deferred income taxes recognized in AOCI were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$1,370	$2,348	$(2,199)	$5,146
Reclassification adjustment for cash flow hedges	64	(133)	(701)	802
Reclassification adjustment for retirement benefits	(19)	(44)	(56)	(136)
Foreign currency translation adjustments	1,602	7,919	466	8,898
Total	$3,017	$10,090	$(2,490)	$14,710
23. Stock-Based Compensation

Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.
Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenues	$4,038	$2,713	$10,945	$8,485
General and administrative expenses	6,544	5,237	15,579	14,937
Selling and marketing expenses	6,485	4,236	16,461	13,328
Total	$17,067	$12,186	$42,985	$36,750

Income tax benefit related to stock-based compensation(1)	$4,340	$2,833	$16,959	$8,855
(1) Includes $462 and ($92) during the three months ended September 30, 2023 and 2022, respectively, and $13,172 and $3,532 during the nine months ended September 30, 2023 and 2022, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of September 30, 2023 and December 31, 2022, the Company had 3,284,270 and 6,623,775 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
Stock Options

Stock options activity under the Company’s stock-based compensation plans is shown below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	15,465	$5.52	$439	1.0
Granted	1,790,695	30.14	—	9.7
Exercised	(15,465)	5.52	384	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2023	1,790,695	$30.14	$—	9.7
Vested and exercisable as of September 30, 2023	—	$—	$—	—
Weighted average grant date fair value of per unit of stock option granted during the period	$12.03
Stock options granted under the 2018 Omnibus Incentive Plan during the three and nine months ended September 30, 2023, have a contractual period of ten years and vest ratably over four years.
The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended September 30, 2023
Dividend yield	—
Expected life (years)	6.25
Risk free interest rate for expected life	3.8%
Volatility for expected life	32.4%
The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.
As of September 30, 2023, unrecognized compensation cost of $20,070 is expected to be expensed over a weighted average period of 3.8 years. The total grant date fair value of stock options exercised during the nine months ended September 30, 2023 and 2022, was $30 and $nil, respectively.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	238,115	$24.95
Granted	—	—
Vested	—	—
Forfeited	(20,885)	24.95
Outstanding as of September 30, 2023	217,230	$24.95

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
As of September 30, 2023, unrecognized compensation cost of $2,710 is expected to be expensed over a weighted average period of 1.5 years.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022*	4,615,630	$19.74
Granted	1,193,615	34.27
Vested	(1,779,745)	18.48
Forfeited	(332,035)	21.30
Outstanding as of September 30, 2023*	3,697,465	$24.89

* As of September 30, 2023 and December 31, 2022 restricted stock units vested for which the underlying common stock is yet to be issued are 652,640 and 872,450 respectively.
As of September 30, 2023, unrecognized compensation cost of $66,970 is expected to be expensed over a weighted average period of 2.5 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the nine months ended September 30, 2023, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	247,955	$24.00	893,560	$26.94
Granted	219,740	34.56	329,245	44.72
Vested	(245)	25.94	(365)	33.55
Forfeited	(27,495)	25.59	(87,010)	28.33
Outstanding as of September 30, 2023	439,955	$29.17	1,135,430	$31.99
As of September 30, 2023, unrecognized compensation cost of $29,509 is expected to be expensed over a weighted average period of 1.9 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
$25 per employee per calendar year. The Company has reserved 4,000,000 shares of common stock for issuance under the 2022 ESPP.

The third offering period under the 2022 ESPP commenced on July 1, 2023 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2022	4,000,000
Issuance of common stock related to the:
First offering period	(38,180)	$1,013
Second offering period	(130,495)	$3,548
Shares available for issuance as of September 30, 2023	3,831,325
Contributions received for the third offering period up to September 30, 2023		$1,112

The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

	Second offering period of January 1, 2023 to June 30, 2023	Third offering period of July 1, 2023 to December 31, 2023
Dividend yield	—	—
Expected life (years)	0.5	0.5
Risk free interest rate for expected life	4.7%	5.4%
Volatility for expected life	38.9%	25.5%
Discount for illiquidity	10.3%	8.9%

24. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc. which beneficially owns more than 10% of the Company’s common stock as of September 30, 2023. During the three months ended September 30, 2023 and 2022, the Company recognized revenues, net of $354 and $814, respectively, related to this service contract. During the nine months ended September 30, 2023 and 2022, the Company recognized revenues, net of $1,684 and $1,388, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $240 and $856, related to this service contract as of September 30, 2023 and December 31, 2022, respectively.

25. Commitments and Contingencies

Capital Commitments

As of September 30, 2023, the Company had committed to spend approximately $9,400 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)
in growth-stage technology companies. During the three months ended September 30, 2023, the Company invested $600 in the Partnership and is committed under the Partnership to make further investments up to an amount of $3,400.

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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of September 30, 2023 and December 31, 2022 is $36,682 and $37,088, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,242 and $7,532, as of September 30, 2023 and December 31, 2022, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,504 and $5,526, as of September 30, 2023 and December 31, 2022, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $4,203 and $3,866 as of September 30, 2023 and December 31, 2022, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of September 30, 2023 and December 31, 2022, respectively.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2023
(In thousands, except per share amount and share count)

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
Executive Overview

We are a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, artificial intelligence, including generative AI, we create agile, scalable solutions and execute complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others.

We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, artificial intelligence, generative AI and cloud. We manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions.

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

Revenues

For the three months ended September 30, 2023, we generated revenues of $411.0 million compared to revenues of $361.4 million for the three months ended September 30, 2022, an increase of $49.6 million, or 13.7%. For the nine months ended September 30, 2023, we generated revenues of $1,216.6 million compared to revenues of $1,037.3 million for the nine months ended September 30, 2022, an increase of $179.3 million, or 17.3%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 83.5% and 11.3%, respectively, of our total revenues for the three months ended September 30, 2023, and 86.0% and 9.4%, respectively, of our total revenues for the three months ended September 30, 2022. For the nine months ended September 30, 2023, these two regions generated 84.1% and 10.8%, respectively, of our total revenues and 85.9% and 9.5%, respectively, of our total revenues for the nine months ended September 30, 2022.

For the three months ended September 30, 2023 and 2022, our total revenues from our top ten clients accounted for 34.6% and 34.2% of our total revenues, respectively. For the nine months ended September 30, 2023 and 2022, our total revenues from our top ten clients accounted for 34.2% and 33.7% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Digital Operations and Solutions: We provide our clients with a range of digital operations and solutions from our Insurance, Healthcare and Emerging Business strategic business units, which are focused on solving complex industry challenges such as the insurance claims life cycle, financial transactions processing and provider and member experiences. This typically involves the use of agile delivery models to implement digital technologies and interventions like hyper-automation, customer experience transformation, advanced automation, generative AI, robotics, enterprise architecture, end-to-end business function management and transformations. We either administer and manage these functions on an ongoing basis via longer-term arrangements or project work. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.

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

We charge for our services using various pricing models like time-and-material pricing, full-time-equivalent pricing, transaction-based pricing, outcome-based pricing, subscription-based pricing and other alternative pricing models. Outcome-

based pricing arrangements are examples of non-linear pricing models where clients link revenues from platforms and solutions and the services we provide to usage or savings rather than the efforts deployed to provide these services. We continue to observe a shift in the industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a full-time-equivalent pricing model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain or improve our gross margins.

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

Analytics: Our analytics services aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data-led solutions across all parts of our clients’ business. We provide care optimization and reimbursement optimization services for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house and third party artificial intelligence, generative AI, and machine learning capabilities and proprietary solutions to create insights, improve decision making for our clients and address a range of complex industry-wide priorities. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our project-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our project-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.

We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

2023 Stock Split

On June 20, 2023, subsequent to the approval and recommendation of our board of directors, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, which upon filing with the State of Delaware on August 1, 2023, and effectiveness thereof, effected a 5-for-1 forward stock split of our common stock and an increase in the number of authorized shares of our common stock from 100,000,000 shares to 400,000,000 shares. The par value of each share of common stock, $0.001, remained unchanged. See Note 19 – Capital Structure to our unaudited consolidated financial statements herein for further details.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations
The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in millions)		(dollars in millions)
Revenues, net	$411.0	$361.4	$1,216.6	$1,037.3
Cost of revenues(1)	256.0	230.5	760.7	659.2
Gross profit(1)	155.0	130.9	455.9	378.1
Operating expenses:
General and administrative expenses	52.2	42.5	144.5	122.9
Selling and marketing expenses	31.0	23.9	88.7	72.0
Depreciation and amortization expense	11.6	14.4	38.2	42.1
Total operating expenses	94.8	80.8	271.4	237.0
Income from operations	60.2	50.1	184.5	141.1
Foreign exchange gain, net	0.4	1.5	0.8	4.7
Interest expense	(3.4)	(2.4)	(10.0)	(4.8)
Other income, net	0.8	2.3	6.6	4.5
Income before income tax expense and earnings from equity affiliates	58.0	51.5	181.9	145.5
Income tax expense	14.2	12.5	37.8	34.8
Income before earnings from equity affiliates	43.8	39.0	144.1	110.7
Gain from equity-method investment	0.1	0.1	0.2	0.4
Net income attributable to ExlService Holdings, Inc. stockholders	$43.9	$39.1	$144.3	$111.1

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended September 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Insurance	$136.4	$116.2	$20.2	17.4%
Healthcare	26.2	22.8	3.4	14.7%
Emerging Business	65.3	56.1	9.2	16.6%
Analytics	183.1	166.3	16.8	10.1%
Total revenues, net	$411.0	$361.4	$49.6	13.7%

Revenues for the three months ended September 30, 2023 were $411.0 million, up $49.6 million, or 13.7%, compared to the three months ended September 30, 2022, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $20.2 million was primarily driven by expansion of business from our new and existing clients of $20.4 million. This was partially offset by a loss of $0.2 million, mainly attributable to the depreciation of the Australian dollar, the South African rand and the Indian rupee against the U.S. dollar during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Insurance revenues were 33.2% and 32.2% of our total revenues during the three months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Healthcare of $3.4 million was primarily driven by expansion of business from our new and existing clients during the three months ended September 30, 2023. Healthcare revenues were 6.4% and 6.3% of our total revenues during the three months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Emerging Business of $9.2 million was primarily driven by expansion of business from our new and existing clients of $8.2 million and an increase in revenues of $1.0 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Emerging Business revenues were 15.9% and 15.5% of our total revenues during the three months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Analytics of $16.8 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients of $15.7 million and an increase in revenues of $1.1 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Analytics revenues were 44.5% and 46.0% of our total revenues during the three months ended September 30, 2023 and September 30, 2022, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2023	2022			2023	2022
	(dollars in millions)
Insurance	$86.5	$75.0	$11.5	15.2%	36.6%	35.4%	1.2%
Healthcare	16.5	17.1	(0.6)	(3.4)%	36.8%	25.0%	11.8%
Emerging Business	37.6	32.4	5.2	16.2%	42.4%	42.2%	0.2%
Analytics	115.4	106.0	9.4	9.0%	37.0%	36.3%	0.7%
Total	$256.0	$230.5	$25.5	11.1%	37.7%	36.2%	1.5%

For the three months ended September 30, 2023, cost of revenues was $256.0 million compared to $230.5 million for the three months ended September 30, 2022, an increase of $25.5 million, or 11.1%. The increase in cost of revenues was primarily due to increases in employee-related costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended September 30, 2023 was 37.7%, compared to 36.2% for the three months ended September 30, 2022, an increase of 150 basis points (“bps”) primarily driven by higher revenues and operational efficiencies during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The increase in cost of revenues in Insurance of $11.5 million for the three months ended September 30, 2023 was primarily due to increases in employee-related costs of $11.3 million on account of higher headcount and wage inflation and higher technology costs of $1.7 million on account of increased use of the hybrid and remote working models, partially offset by foreign exchange gain, net of hedging of $1.5 million. Gross margin in Insurance increased by 120 bps during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The decrease in cost of revenues in Healthcare of $0.6 million for the three months ended September 30, 2023 was primarily due to lower other operating costs of $0.5 million and foreign exchange gain, net of hedging of $0.3 million, partially offset by increases in employee-related costs of $0.2 million on account of wage inflation. Gross margin in Healthcare increased by 1,180 bps during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The increase in cost of revenues in Emerging Business of $5.2 million for the three months ended September 30, 2023 was primarily due to increases in employee-related costs of $5.5 million on account of higher headcount and wage inflation and higher technology costs of $1.0 million on account of increased use of the hybrid and remote working models, partially offset by foreign exchange gain, net of hedging of $0.8 million and lower travel costs of $0.5 million. Gross margin in Emerging Business increased by 20 bps during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The increase in cost of revenues in Analytics of $9.4 million for the three months ended September 30, 2023 was primarily due to increases in employee-related costs of $11.5 million on account of higher headcount and wage inflation, partially offset by foreign exchange gain, net of hedging of $1.3 million and lower travel costs of $0.8 million. Gross margin in Analytics increased by 70 bps during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
General and administrative expenses	$52.2	$42.5	$9.7	22.8%
Selling and marketing expenses	31.0	23.9	7.1	29.6%
Selling, general and administrative expenses	$83.2	$66.4	$16.8	25.2%
As a percentage of revenues	20.2%	18.4%

The increase in SG&A expenses of $16.8 million was primarily due to higher employee-related costs of $10.7 million on account of higher headcount and wage inflation, higher investment in digital capabilities of $3.7 million, higher allowance for expected credit losses of $1.9 million, primarily related to a customer bankruptcy event and increase in travel costs of $0.9 million. This was partially offset by foreign exchange gain, net of hedging of $0.4 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
Depreciation expense	$8.4	$10.1	$(1.7)	(16.9)%
Intangible amortization expense	3.2	4.3	(1.1)	(25.6)%
Depreciation and amortization expense	$11.6	$14.4	$(2.8)	(19.5)%
As a percentage of revenues	2.8%	4.0%

The decrease in depreciation expense of $1.7 million was primarily due to lower depreciation of $1.5 million on assets related to operations centers closed as a result of optimization of office space and increased use of the hybrid and remote working models and foreign exchange gain, net of hedging of $0.2 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in intangibles amortization expense of $1.1 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 was primarily due to end of useful lives for certain intangible assets.
Income from Operations. Income from operations increased by $10.1 million, or 20.2%, from $50.1 million for the three months ended September 30, 2022 to $60.2 million for the three months ended September 30, 2023, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the three months ended September 30, 2023. As a percentage of revenues, income from operations increased from 13.9% for the three months ended September 30, 2022 to 14.7% for the three months ended September 30, 2023.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 80.01 during the three months ended September 30, 2022 to 82.69 during the three months ended September 30, 2023. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 56.63 during the three months ended September 30, 2022 to 56.02 during the three months ended September 30, 2023. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.16 during the three months ended September 30, 2022 to 1.26 during the three months ended September 30, 2023. The average exchange rate of the U.S. dollar against the South African rand increased from 17.21 during the three months ended September 30, 2022 to 18.49 during the three months ended September 30, 2023.

We recorded a foreign exchange gain, net of $1.5 million for the three months ended September 30, 2022 compared to a foreign exchange gain, net of $0.4 million for the three months ended September 30, 2023.

Interest expense. Interest expense increased from $2.4 million for the three months ended September 30, 2022 to $3.4 million for the three months ended September 30, 2023, primarily due to a higher effective interest rate of 6.5% during the three months ended September 30, 2023, compared to 3.4% during the three months ended September 30, 2022, partially offset by a lower average outstanding balance under our revolving credit facility during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Other Income, net.

	Three months ended September 30,		Change	Percentage change
	2023	2022
	(dollars in millions)
Gain on sale and mark-to-market on investments	$1.3	$1.5	$(0.2)	(9.1)%
Interest and dividend income	2.1	1.5	0.6	44.5%
Fair value changes of contingent consideration	(2.5)	—	(2.5)	(100.0)%
Others, net	(0.1)	(0.7)	0.6	(75.3)%
Other income, net	$0.8	$2.3	$(1.5)	(65.6)%

Other income, net decreased by $1.5 million, from $2.3 million for the three months ended September 30, 2022 to $0.8 million for the three months ended September 30, 2023. The decrease is primarily due to a fair value adjustment to recognize an increase in contingent consideration liability of $2.5 million related to our acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) in December 2021 as a result of strong operational performance. This was partially offset by higher interest and dividend income on our investments and lower other expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Income Tax Expense. The effective tax rate increased from 24.2% during the three months ended September 30, 2022 to 24.4% during the three months ended September 30, 2023. We recorded income tax expense of $14.2 million and $12.5 million for the three months ended September 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and an increase in non-deductible expenses during the three months ended September 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation, and higher tax credits during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Net Income. Net income increased from $39.1 million for the three months ended September 30, 2022 to $43.9 million for the three months ended September 30, 2023, primarily due to increase in income from operations of $10.1 million, partially offset by higher income tax expense of $1.7 million, lower other income, net of $1.5 million, lower foreign exchange gain, net of $1.1 million and higher interest expense of $1.0 million. As a percentage of revenues, net income decreased from 10.8% for the three months ended September 30, 2022 to 10.7% for the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues.

The following table summarizes our revenues by reportable segments:

	Nine months ended September 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Insurance	$390.8	$328.0	$62.8	19.1%
Healthcare	80.0	72.1	7.9	11.1%
Emerging Business	198.7	160.6	38.1	23.7%
Analytics	547.1	476.6	70.5	14.8%
Total revenues, net	$1,216.6	$1,037.3	$179.3	17.3%

Revenues for the nine months ended September 30, 2023 were $1,216.6 million, up $179.3 million, or 17.3%, compared to the nine months ended September 30, 2022, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $62.8 million was primarily driven by expansion of business from our new and existing clients of $65.3 million. This was partially offset by a loss of $2.5 million, mainly attributable to the depreciation of the Australian dollar, the Indian rupee and the South African rand against the U.S. dollar during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Insurance revenues were 32.1% and 31.6% of our total revenues during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Healthcare of $7.9 million was primarily driven by expansion of business from our new and existing clients during the nine months ended September 30, 2023. Healthcare revenues were 6.6% and 6.9% of our total revenues during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Emerging Business of $38.1 million was primarily driven by expansion of business from our new and existing clients of $39.2 million. This was partially offset by a loss of $1.1 million, mainly attributable to the depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Emerging Business revenues were 16.3% and 15.5% of our total revenues during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Revenue growth in Analytics of $70.5 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients of $70.2 million and an increase in revenues of $0.3 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Analytics revenues were 45.0% and 46.0% of our total revenues during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Nine months ended September 30,			Percentage change	Nine months ended September 30,		Change
	2023	2022	Change		2023	2022
	(dollars in millions)
Insurance	$253.1	$210.7	$42.4	20.1%	35.2%	35.7%	(0.5)%
Healthcare	52.9	52.4	0.5	0.8%	33.9%	27.2%	6.7%
Emerging Business	111.4	92.8	18.6	20.1%	43.9%	42.2%	1.7%
Analytics	343.3	303.3	40.0	13.2%	37.3%	36.4%	0.9%
Total	$760.7	$659.2	$101.5	15.4%	37.5%	36.5%	1.0%

For the nine months ended September 30, 2023, cost of revenues was $760.7 million compared to $659.2 million for the nine months ended September 30, 2022, an increase of $101.5 million, or 15.4%. The increase in cost of revenues was primarily due to increases in employee-related costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the nine months ended September 30, 2023 was 37.5% compared to 36.5% for the nine months ended September 30, 2022, an increase of 100 basis points (“bps”) primarily driven by higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in cost of revenues in Insurance of $42.4 million for the nine months ended September 30, 2023 was primarily due to increases in employee-related costs of $42.0 million on account of higher headcount and wage inflation, higher technology costs of $6.7 million on account of increased use of the hybrid and remote working models and higher other operating cost of $2.6 million, partially offset by foreign exchange gain, net of hedging of $6.5 million, lower travel cost of $1.5 million and lower facilities cost of $0.9 million on account of optimization of office space. Gross margin in Insurance decreased by 50 bps during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in cost of revenues in Healthcare of $0.5 million for the nine months ended September 30, 2023 was primarily due to increases in employee-related costs of $3.2 million on account of wage inflation, partially offset foreign exchange gain, net of hedging of $1.7 million and lower facilities cost of $1.0 million on account of optimization of office space. Gross margin in Healthcare increased by 670 bps during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in cost of revenues in Emerging Business of $18.6 million for the nine months ended September 30, 2023 was primarily due to increases in employee-related costs of $18.7 million on account of higher headcount and wage inflation, higher technology costs of $2.8 million on account of increased use of the hybrid and remote working models and higher other operating costs of $1.8 million, partially offset by foreign exchange gain, net of hedging of $3.5 million and lower travel costs of $1.2 million. Gross margin in Emerging Business increased by 170 bps during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher revenues and foreign exchange gain, net of hedging during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in cost of revenues in Analytics of $40.0 million for the nine months ended September 30, 2023 was primarily due to increases in employee-related costs of $48.4 million on account of higher headcount and wage inflation and higher technology costs of $1.2 million on account of increased use of the hybrid and remote working models, partially offset by foreign exchange gain, net of hedging of $6.0 million, lower travel costs of $2.4 million and lower facilities cost of $1.2 million on account of optimization of office space. Gross margin in Analytics increased by 90 bps during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher revenues, operational efficiencies and foreign exchange gain, net of hedging during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
General and administrative expenses	$144.5	$122.9	$21.6	17.6%
Selling and marketing expenses	88.7	72.0	16.7	23.1%
Selling, general and administrative expenses	$233.2	$194.9	$38.3	19.7%
As a percentage of revenues	19.2%	18.8%

The increase in SG&A expenses of $38.3 million was primarily due to higher employee-related costs of $27.7 million on account of higher headcount and wage inflation, higher investment in digital capabilities of $4.6 million, higher sales and marketing spend of $3.6 million, increase in travel costs of $2.9 million and higher allowance for expected credit losses of $2.1 million, primarily related to a customer bankruptcy event. This was partially offset by foreign exchange gain, net of hedging of $2.6 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2023	2022	Change
	(dollars in millions)
Depreciation expense	$26.7	$29.2	$(2.5)	(8.6)%
Intangible amortization expense	11.5	12.9	(1.4)	(10.6)%
Depreciation and amortization expense	$38.2	$42.1	$(3.9)	(9.2)%
As a percentage of revenues	3.1%	4.1%

The decrease in depreciation expense of $2.5 million was primarily due to lower depreciation of $1.7 million on assets related to operations centers closed as a result of optimization of office space, increased use of the hybrid and remote working models and foreign exchange gain, net of hedging of $0.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in intangibles amortization expense of $1.4 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 was primarily due to end of useful lives for certain intangible assets.

Income from Operations. Income from operations increased by $43.4 million, or 30.7%, from $141.1 million for the nine months ended September 30, 2022 to $184.5 million for the nine months ended September 30, 2023, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the nine months ended September 30, 2023. As a percentage of revenues, income from operations increased from 13.6% for the nine months ended September 30, 2022 to 15.2% for the nine months ended September 30, 2023.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 77.65 during the nine months ended September 30, 2022 to 82.38 during the nine months ended September 30, 2023. The average exchange rate of the U.S. dollar against the Philippine peso increased from 53.71 during the nine months ended September 30, 2022 to 55.46 during the nine months ended September 30, 2023. The average exchange rate of the U.K. pound sterling remained unchanged at 1.25 for each of the nine months ended September 30, 2023 and September 30, 2022. The average exchange rate of the U.S. dollar against the South African rand increased from 16.10 during the nine months ended September 30, 2022 to 18.47 during the nine months ended September 30, 2023.

We recorded a foreign exchange gain, net of $4.7 million for the nine months ended September 30, 2022 compared to a foreign exchange gain, net of $0.8 million for the nine months ended September 30, 2023.

Interest expense. Interest expense increased from $4.8 million for the nine months ended September 30, 2022 to $10.0 million for the nine months ended September 30, 2023, primarily due to a higher effective interest rate of 6.2% during the nine months ended September 30, 2023, compared to 2.3% during the nine months ended September 30, 2022, partially offset by a lower average outstanding balance under our revolving credit facility during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Other Income, net.

	Nine months ended September 30,			Percentage change
	2023	2022	Change
Gain on sale and mark-to-market on investments	$4.1	$3.4	$0.7	22.0%
Interest and dividend income	5.5	3.7	1.8	49.2%
Fair value changes of contingent consideration	(2.5)	(1.0)	(1.5)	150.0%
Others, net	(0.5)	(1.6)	1.1	(69.5)%
Other income, net	$6.6	$4.5	$2.1	46.6%

Other income, net increased by $2.1 million, from $4.5 million for the nine months ended September 30, 2022 to $6.6 million for the nine months ended September 30, 2023. The increase is primarily due to higher return on mutual fund investments of $0.7 million, higher interest income on our investments of $1.8 million and lower other expenses of $1.1 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This was partially offset by an increase in fair value adjustment to recognize an increase in contingent consideration liability of $1.5 million related to our acquisition of Clairvoyant in December 2021 during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Income Tax Expense. The effective tax rate decreased from 23.9% during the nine months ended September 30, 2022 to 20.8% during the nine months ended September 30, 2023. We recorded income tax expense of $37.8 million and $34.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation, and higher tax credits during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Net Income. Net income increased from $111.1 million for the nine months ended September 30, 2022 to $144.3 million for the nine months ended September 30, 2023, primarily due to increase in income from operations of $43.4 million and higher other income, net of $2.1 million, partially offset by higher interest expense of $5.2 million, lower foreign exchange gain, net of $3.9 million and higher income tax expense of $3.0 million. As a percentage of revenues, net income increased from 10.7% for the nine months ended September 30, 2022 to 11.9% for the nine months ended September 30, 2023.

Liquidity and Capital Resources

	Nine months ended September 30,
	2023	2022
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$125.6	$143.8
Net cash provided by operating activities	132.2	101.1
Net cash provided by/(used for) investing activities	11.4	(75.2)
Net cash used for financing activities	(141.0)	(61.8)
Effect of exchange rate changes	(0.3)	(9.6)
Closing cash, cash equivalents and restricted cash	$127.9	$98.3

As of September 30, 2023 and 2022, we had $274.2 million and $262.2 million, respectively, in cash, cash equivalents and short-term investments, of which $256.5 million and $237.5 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the nine months ended September 30, 2023, our subsidiaries in India, the United Kingdom and Australia repatriated $76.0 million (net of $4.0 million withholding taxes), $15.6 million and $9.1 million, respectively, to the United States. These distributions do not constitute a change in our permanent reinvestment assertion.

Operating Activities:

Net cash provided by operating activities was $132.2 million for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $101.1 million for the nine months ended September 30, 2022, reflecting higher cash earnings, partially offset by higher working capital needs. The major drivers contributing to the increase of $31.1 million year-over-year included the following:
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $38.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. These adjustments comprise of deferred tax effects, unrealized foreign currency exchange gain/(loss), unrealized gain/(loss) on investments, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, fair value changes in contingent consideration, among others.

•Changes in accounts receivable, including advance billings, contributed higher cash flow of $21.8 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Collections in accounts receivable, including advance billings was driven by revenue growth during the nine months ended September 30, 2023. This was partially offset by increase in our days sales outstanding which was 64 days as of September 30, 2023, as compared to 63 days as of September 30, 2022.

•Higher income tax payments, net of refunds, contributed higher cash payouts of $41.6 million, partially offset by provision for income tax and changes in deferred tax assets and liabilities of $25.5 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

•Changes in other assets, accounts payables including other liabilities contributed higher cash payouts of $13.2 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Investing Activities: Cash provided by investing activities were $11.4 million for the nine months ended September 30, 2023, as compared to cash used for investing activities of $75.2 million for the nine months ended September 30, 2022. The increase in cash provided by investing activities of $86.6 million year-over-year is mainly due to net redemption of investments of $52.5 million during nine months ended September 30, 2023, as compared to net purchase of investments of $40.0 million during the nine months ended September 30, 2022. The increase was also due to acquisition-related payouts of $3.3 million during the nine months ended September 30, 2022 with no corresponding payouts during the nine months ended September 30, 2023. This was partially offset by higher capital expenditures in infrastructure, technology assets, software and product developments of $9.0 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Financing Activities: Cash used for financing activities were $141.0 million during the nine months ended September 30, 2023, as compared to cash used for financing activities of $61.8 million during the nine months ended September 30, 2022. The increase in cash used for financing activities of $79.2 million year-over-year was primarily due to net repayment of our borrowings under our revolving credit facility of $40.0 million during the nine months ended September 30, 2023, as compared to net proceeds of our borrowings of $10.0 million during the nine months ended September 30, 2022. The increase was also due to higher purchases of treasury stock by $28.8 million under our share repurchase program during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $41.1 million of capital expenditures during the nine months ended September 30, 2023. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in 2023, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2023 and December 31, 2022, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of September 30,2023	As of December 31, 2022
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$50.0	$30.0

Long-term borrowings	160.0	220.0
Total borrowings	$210.0	$250.0

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2023, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of September 30, 2023, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2023, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
July 1, 2023 through July 31, 2023	—	$—	320,620	$31.19	320,620	$156,632,595
August 1, 2023 through August 31, 2023	—	$—	356,689	$28.04	356,689	$146,632,597
September 1, 2023 through September 30, 2023	45,267	$29.25	298,465	$28.94	343,732	$137,995,675
Total	45,267	$29.25	975,774	$29.35	1,021,041	$—

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Restated Certificate of Incorporation of the Company, as in effect on the date hereof.

3.2	Sixth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Scheme*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 26, 2023	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)