Form 10-K
period 2023-12-31
ExlService Holdings, Inc.
filed 2024-02-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates was approximately $4,872,965,018.

As of February 27, 2024, there were 165,783,820 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL,” “we,” “us,” “our” or the “Company”), incorporated in Delaware in 2002, is a leading data analytics and digital operations and solutions company. We partner with clients using a data and AI-led approach to reinvent business models, drive better business outcomes and unlock growth with speed. EXL harnesses the power of data, analytics, artificial intelligence (“AI”), and deep industry knowledge to transform operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media and retail, among others. EXL was founded in 1999 with the core values of innovation, collaboration, excellence, integrity and respect. We are headquartered in New York and have approximately 54,000 employees spanning six continents.
We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, AI, generative AI and cloud technology. Data, AI, analytics and digital have become core to virtually every significant move a business makes to serve customers, optimize business processes, stay competitive and grow. Our vision of being an indispensable partner for data and AI-led businesses reflects the long-term priorities of our clients' businesses across industry sectors, and we continue to evolve our offerings to drive business outcomes through advanced analytics and AI-powered solutions on the cloud. Our data and AI-led value creation framework enables better and faster decision making, leveraging our end-to-end data, analytics, AI capabilities and deep industry knowledge to drive improved business outcomes, and re-designing of operating models to integrate advanced technology into operational workflows. We embed digital operations and solutions into clients’ businesses and introduce our data and AI-led approach to transform operations with every new engagement, which helps our clients achieve better customer experience, higher productivity, cost efficiency and improved business outcomes.

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
Digital Operations and Solutions
Our digital operations and solutions, which we deploy for our clients from our Insurance, Healthcare and Emerging Business strategic business units, are focused on solving complex industry challenges. We use a focused industry vertical approach, and our solutions are designed to help our clients realize their business and innovation goals and improve their strategic competitive position.

Some of our data and AI-led digital operations and solutions include: a) multi-modal data ingestion using AI, and converting unstructured content into curated and usable data, b) real-time and comprehensive data insights, including end-to-end data management and building a 360-degree view of our clients’ customers, c) omni-channel and frictionless customer experience including self-service, conversational AI and smart agent assist, d) intelligent and AI-powered redesign and automation of transaction processing and e) automated quality, compliance and audit. Some of our clients’ operations that we have transformed using the above solutions include underwriting operations, claims processing, accounts payables processing, utilization management, member and provider contact center services and collections and accounts receivables. We either manage and digitally transform these operations for our clients by deploying our solutions through a software-as-a-service (“SaaS”) model via our partners’ cloud network or a client’s on-cloud deployment model, to digitally transform their retained operations.

The key digital and AI capabilities that allow us to drive data and technology-led transformation for our clients include generative AI, reinforcement learning, hyper-automation, cloud data management, conversational AI, robotics, enterprise architecture development, integration platform as a service and AI for Operations. Some of our key solutions are:
•Generative AI platform for the development and deployment of our proprietary solutions, including, among others, Smart Agent Assist, Claims Assist, Conversational Business Intelligence and Code Harbor.
•Xtrakto.AI is a patented and AI-powered solution designed to alleviate the challenges of managing unstructured data.
•PayMentor is an AI-powered collections and receivables management solution designed to enhance the debt collection process.

•Digital Finance Suite automates and streamlines financial processes and key finance and accounting tasks, which helps customers gain real-time visibility into financial operations leading to faster decision making and reduced risks, among others.
•Data and AI-led Customer Experience: Delivers AI-infused customer experiences across multiple customer journeys and touchpoints.
•Digital Lending and Embedded Financing: AI-powered financing solution that reimagines and delivers a seamless and end-to-end origination, service and payments journeys for multiple credit and loan products across industries.
•Data and AI-led Automation Solution eliminates friction and fragmentation in transaction processing using some of our proprietary workflow solutions.

We use AI, data, and cloud technology, including our suite of solutions and accelerators, in a standardized, reusable and shared engineering and delivery infrastructure, enabling us to leverage our investments across multiple clients.
Our strategic business units, through which we provide digital operations and solutions, are described below:
Our Insurance strategic business unit serves property and casualty insurance, life insurance, disability insurance, insurance brokers, reinsurers, annuity and retirement services and insurtech companies. We provide end-to-end digital transformation solutions and data and AI-led operations services across the insurance industry in areas such as claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business acquisition, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey and customer service using digital technology, AI, including generative AI, ML and advanced automation. We provide end-to-end third-party administration for life and annuity insurance policies, which includes digital customer acquisition services using a SaaS delivery model through our LifePRO® and Life Digital Suite platforms that help clients administer life insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a business process-as-a-service delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. We provide a suite of data and AI-led finance and accounting services that include financial planning and analysis, decision support, GAAP and statutory reporting and compliance services in addition to core finance operations. We bring a data and AI-led and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data and AI-led insights to our clients’ businesses.
Our Healthcare strategic business unit primarily serves U.S.-based healthcare payers, providers and pharmacy benefit managers organizations. We combine deep healthcare domain expertise with data and AI-led insights and technology-enabled services to transform how care is delivered, managed and paid. We provide services related to care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, patient and provider experience and access to the healthcare system in the healthcare market and optimized healthcare spend.

We offer digital operations, SaaS and platform services designed to serve the healthcare industry. Our integrated care management offering, including our proprietary clinical data, connects payers, providers and members to increase efficiencies and effectiveness across all aspects of care management, including medical, pharmacy and behavioral health. Our data and AI-led digital operations and solutions infuse advanced analytics, AI, generative AI, cloud, ML and robotics capabilities to improve efficiency, business outcomes and the consumer experience in healthcare across patient/member management, contracting and network management, health and care management, claims administration and business operations.

Similar to our Insurance strategic business unit, we also provide finance and accounting services, digital transformation and advisory/consulting services for our clients in the healthcare industry.
Our Emerging Business strategic business unit provides data and AI-led enterprise solutions in the areas of finance and accounting, customer experience management and revenue enhancement to clients primarily in the banking and capital markets, utilities, retail and consumer packaged goods, technology, media, and telecom, travel and leisure, manufacturing, transportation and logistics and business services industries. These enterprise solutions complement our domain-specific industry solutions enabling our clients to deliver superior performance.
Our data and AI-led finance and accounting services include high-end analytical services, including financial planning and analysis, management reporting, advanced forecasting and decision support, data management, regulatory reporting and risk and compliance services in addition to core transactional finance operations. Our Digital Finance Suite, which is powered by our integrated cloud-based hyper-automation and insights platform, helps chief financial officers transform finance into a digitally enabled, scalable data and AI-led function with lower cost to serve, superior business outcomes and improved stakeholder experience.

Our client experience management solutions that run on our proprietary EXL CONNECXTM platform, help our clients improve their end-customer experience across the front, middle and back-office, integrating data flows, redesigning customer service processes and leveraging digital omni-channel platforms. To deliver these solutions, we combine our deep industry knowledge with advanced analytics and digital capabilities, including robotics, proprietary and partner-driven AI and ML solutions.

Our revenue enhancement solutions include lead generation, inside sales and digital marketing, pricing, customer and marketing analytics, billing and proprietary revenue assurance solutions, which helps deliver direct topline and margin impact to our clients’ business.

We also provide industry-specific digital operations and solutions. For our clients in the banking and financial services sector, we provide a range of digital solutions, including residential mortgage lending, title verification and validation, retail banking and credit cards, trust verification, commercial banking and investment management. In the retail and consumer packaged goods sector, we provide supply chain management services and analytical services including merchandising, pricing and demand forecasting. For our clients in the utilities sector, we offer digital operations and solutions related to end-to-end customer life cycle management including onboarding and terminations, engineering field services, customer service, billing and debt management and collections. In the technology, media, and telecom sector, we manage media and advertising reconciliations, order entry, fulfillment and licensing management operations. For our clients in the travel and leisure sector, we provide corporate and leisure travel services, including, reservations, customer service and fulfilment services. In the transportation and logistics sector, we provide our clients with freight billing, collections, claims management, freight audit, freight scheduling, supply chain management and revenue assurance services.
Analytics
Our Analytics strategic business unit helps clients build data-led businesses using AI, generative AI, advanced analytics solutions and services, and cloud technology. By leveraging our suite of end-to-end analytics capabilities, we aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data and AI-led solutions across all parts of clients’ businesses.
Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management.

We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house and third-party AI, generative AI, and ML capabilities and proprietary solutions, to create insights, improve decision making for our clients and address a range of complex industry-wide priorities, including:

•    Superior customer experience, driving engagement, loyalty and increasing cross-sell through a deeper understanding of consumer behavior;

•    Solutions for risk models, stress testing, Basel risk-weighted assets, reserves, and economic capital calculation;

•    ML models for fraud monitoring, loss mitigation, and implementation and execution of fraud strategies;

•    Enhanced decision-making in underwriting, claims processing and policy renewal through cognitive image analytics; and

•    Payment integrity services in the U.S. healthcare industry ensuring accurate reimbursement and help prevent fraud, denials, and revenue leakage.

Our Analytics team is comprised of approximately 9,100 professionals, including data scientists, data architects, business analysts, statisticians, modelers and industry domain specialists.

We help our clients leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data and AI-led insights to improve their effectiveness. Our Analytics services for our clients include:

•    Identification, cleansing, matching and use of structured, semi-structured and unstructured data, available internally to our client’s organization and also externally;

•    Integration of data insights and predictive models into real-time, decision-making processes to drive measurable business impact;

•    Design and implementation of services that enable data visualization and management reporting enabling business users to segment, drill down, and filter data;

•    Deployment of analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights; and

•    Harnessing the power of AI, including generative AI to elevate decision-making paradigms, enabling our clients to achieve a sustainable competitive advantage amid rapid technological innovation.

Our Analytics engagements span both project work and longer-term arrangements where we provide ongoing analytics modeling and services for a year or longer. We utilize our deep industry knowledge to drive these engagements across our various competencies, including, data management and cloud enablement, AI, generative AI, ML, advanced analytics and insights, data-enabled marketing solutions and strategic data assets.

Our Analytics services support: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industries; (2) marketing analytics, clinical analytics, patient engagement, pharmaco-economics outcomes and cost optimization solution in the healthcare industry; (3) marketing and agency analytics, actuarial, servicing and operations, customer management and claims and money movement in the insurance industry; and (4) marketing analytics, supply chain, logistics and digital operations and solutions in the retail and consumer packaged goods, media and telecom and utilities and manufacturing industries.

We have seen a significant acceleration in the shift to digital and cloud-based solutions across all our target markets over the past few years. Capturing data and enriching data has become a key differentiator for clients and their speed of decision making necessitating the adoption of AI, including generative AI and ML techniques. The accelerated adoption of cloud-based solutions has increased our clients’ needs for a suite of cloud migration and enablement capabilities.

We expect the trend in increased demand for analytics solutions to continue, and to capture these new opportunities, we have built a scalable and customizable multi-cloud cross-sector generative AI platform with pre-built accelerators and packaged solutions. Our AI and analytics solutions include Bank Transaction Insights, which provides insights from bank data and Customer 360 Insights, which provides agent and customer relationship insights.

Our EXLClarityTM platform supports risk adjustment and quality management for payers and providers and helps to optimize their revenue. Our payment services support payment integrity and maximize performance and financial-related results by leveraging our multi-payer dataset and applying digital solutions, such as AI, natural language processing and robotics. These services involve verifying the correct party pays the claim, membership eligibility, contractual adherence, and detecting and preventing fraud, waste, and abuse. Our EXLVantageTM platform offers population health analytics for enhanced care and network optimization. These analytics models integrate with campaign management and marketing analytics to support member acquisition and clinical program interventions.

We offer end-to-end data management services to support data strategy, ingestion, normalization, quality, security, governance, visualization and data architecture development and deployment via agnostic tools and flexible delivery models. We continue to strengthen our expertise in data and product engineering, ML operations, cloud enablement and managed services. We have expanded our footprint within our existing clients in the insurance, healthcare, banking and financial services, retail and consumer packaged goods, media and telecom, utilities and manufacturing industries by cross-selling our enhanced data management and cloud enablement offerings.
Business Strategy
EXL is a leading data analytics and digital operations and solutions company and is a key strategic partner for data and AI-led businesses. We reinvent business models, drive better business outcomes and unlock growth with speed for our clients through advanced analytics and AI -powered digital solutions on the cloud. We do this through our data and AI-led value creation framework to enable better and faster decision making, leveraging our end-to-end data and analytics capabilities to drive improved business outcomes, and we re-design operating models to integrate advanced technology into operational workflows. Below are some of our strategically focused considerations:
Expanding our Services in Large Addressable Markets

We continue to focus on the insurance, healthcare, banking and financial services, retail, media and technology industries, among others, which are large markets with high demand, as well as pursuing opportunities in emerging industries. We also continue to build our client portfolio in finance and accounting and consulting services in all our business segments. We are strategically equipped to help clients apply relevant digital technologies to enterprise processes and business priorities at every step of the digital transformation journey, by bringing together domain expertise with data, advanced analytics, cloud, AI and ML. Demand for our services is expected to continue to exhibit growth in the next several years.

Integrating our Data and AI-Led and Domain Capabilities

The combination of our data and AI-led capabilities and domain expertise has been central to our market differentiation. We are also well-positioned with our suite of advanced analytics, data and AI-powered digital solutions on the cloud to create integrated services and solutions under one brand.

Cultivating Long-term Relationships and Expanding our Client Base

We continue to maintain our focus on cultivating long-term client relationships as well as attracting new clients. We believe there are significant opportunities for additional growth within our existing clients, and we seek to expand these relationships by:

•    Increasing the depth and breadth of the services we provide across our clients’ value chains and geographies;

•    Offering the full suite of EXL services, which includes AI-powered digital operations and solutions, consulting and data analytics services; and

•    Supporting our clients’ geographic expansions by leveraging our global footprint.

We intend to continue building a portfolio of Fortune 500 and Forbes Global 2000 companies in our focus industries that have complex and diverse data-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries by leveraging our data analytics, and digital operations and solutions offerings.

Optimizing our Global Delivery Footprint and Operational Infrastructure in the Countries and Regions where we Operate

Our network of delivery centers and operational footprint is designed to serve the needs of our business, including delivering for our clients, driving efficiencies and adapting to hybrid working model. As part of our ongoing evaluation of facilities usage and business needs, we continually optimize our network and footprint.

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
Our Industry
Digital operations and solutions
As a provider of digital operations and solutions, we work with clients to execute enterprise-scale business transformation initiatives that enable improved customer experience, revenue growth, operational efficiency and reduced risk. Our asset-based operations services combine the industry-specific knowledge of our global workforce with an ecosystem of partner and proprietary digital solutions. These digital solutions help clients achieve their desired outcomes in three key ways: 1) leveraging advanced analytics that combine publicly available data, proprietary data sets and clients’ own data to help power faster, more strategic decision making, 2) integrating AI/ML-driven natural language processing to help streamline manual, labor-intensive workflows and improve end-customer engagement and experience, and 3) implementing AI/ML-powered operating models that help our clients transition from legacy business operations and get to value faster.

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

The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data and AI-led decision making and availability of sophisticated analytics tools, have enabled companies to make better decisions. By leveraging our end-to-end service offerings, we develop industry-specific AI and advanced analytics solutions and generate data insights, which makes us well-positioned to benefit from this global trend.

Sales, Marketing and Client Management

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as digital solutions, finance and accounting and consulting. Our sales and client management teams operate from the U.S., Europe, Australia and South Africa are supported by our business development teams.
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2023, we employed approximately 250 sales, marketing, business development and client management professionals, with the majority of these employees based in either the U.S. or India. Our professionals generally have significant experience in consulting, analytics, digital operations and solutions services and digital technology within our focus industries.
Clients
EXL generated revenues from approximately 560 clients and 550 clients in 2023 and 2022, respectively (with annual revenue exceeding $50,000 per client). We won 63 and 59 new clients during 2023 and 2022, respectively.
Our top three, five and ten clients generated 16.4%, 22.9% and 34.0% of our revenues, respectively, in 2023. Our top three, five and ten clients generated 16.3%, 22.9% and 34.9% of our revenues, respectively, in 2022. No client accounted for more than 10% of our total revenues in 2023 or 2022. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We earn a substantial portion of our revenues from a limited number of clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For digital operations and solutions other than consulting, we generally enter into long-term agreements with our clients with typical initial terms between three to five years. Consulting engagements have typical terms of six to twelve months. Agreements for our analytics services are either project based or have shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.
Competition
Competition in the data analytics and digital operations and solutions industry is intense and growing. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We face competition globally from other providers and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their front-, middle- and back-office analytics and processes internally, utilizing their own employees and digital applications to provide these services as part of their regular business operations. We believe our key advantage over in-house business processes and analytics management is our ability to orchestrate relevant domain, data, digital, advanced analytics and human design expertise to enable delivery of sustainable outcomes that allow companies to focus on their customers, core products and markets. We compete primarily against:
•    large global companies with digital operations and solutions and operations capabilities, such as Accenture, Cognizant Technology Solutions, Genpact Limited, IBM, Infosys, NTT DATA, Tata Consultancy Services, and WNS (Holdings);

•    niche industry-specific digital operations and solutions providers such as Cotiviti and Optum Health;
•    niche analytics services and digital platform providers; and

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

Intellectual Property

Our intellectual property consists of proprietary platforms, software, data, databases, models, methodologies, know-how, names, designs, domains, user interfaces, applications and operating procedures among other materials. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire agreements containing confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third-party materials.

The solutions we offer our clients often include our software, data and other intellectual property assets developed by our data scientists and engineers, combined with software and data licensed by us or by clients from third parties. We also leverage strategic partnerships with third parties to facilitate our solution offerings to clients, including, among others, robotics and process automation software providers, financing platform providers, and AI solutions providers. We typically retain ownership of any pre-existing proprietary intellectual property assets, including modifications or enhancements to such pre-existing proprietary assets developed while providing client services. Independently or while working on client engagements, we also often develop new tools, methodologies and models, including AI and ML models that can be leveraged for various use cases. We endeavor to negotiate contracts that give us ownership or broad licenses to use, develop, demonstrate and offer such newly developed intellectual property assets to or for other clients.

We operate in a highly competitive and rapidly evolving global market. We seek to continue providing value to our clients with our deep industry knowledge, ability to advise clients on how to transform their processes and deliver transformation that drives business value, and ability to provide innovative services and solutions, including digital offerings that incorporate AI and ML capabilities. We also rely on our reputation, client references, ability to sustain long-term client relationships, as well as our global reach and scale, and competitive pricing to maintain our competitiveness in our industry. While our proprietary intellectual property assets are important to our business, we believe EXL as a whole is not materially dependent on any particular intellectual property, other than our EXL brand. Our intellectual property portfolio is comprised of patents, trademarks, copyrights, and domain names to protect our brands, including our EXL brand, which is one of our most valuable assets.
Human Capital Management
At EXL, our organizational ethos is distinctly shaped by five core values: innovation, collaboration, excellence, integrity and respect. In line with our core values, we recognize our workforce’s pivotal role in driving our success. We prioritize the ongoing development and progression of our employees, because we believe it to be critical to our sustained performance and longevity.
As of December 31, 2023, our team is approximately 54,000 strong, with more than 50 offices spanning across six continents. This encompasses approximately 34,900 employees located in India, 10,700 in the Philippines, 2,600 in the United States, 4,300 in South Africa and 1,500 employees are based in other locations in which we operate.
As part of our expansion into Ireland in 2023, we formed a new collaboration with University College Dublin, one of Europe’s leading research-intensive universities, as part of the Irish government’s Human Capital Initiative, which aims to strengthen ties between higher education and enterprises to address future skills needs.
To date, our operations have remained uninterrupted by labor-related issues, a testament to our favorable employee relations within our organization.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion philosophy aims to create a fair and inclusive work environment that harnesses the power of diversity to drive organizational success. We recognize that the world we live and work in is diverse and fueled by innovation. To thrive in this environment, we foster a culture that values diverse perspectives, embraces differences and promotes leadership opportunities in a way that reflects the communities in which we operate.
We consider diversity, equity and inclusion to be a key factor in our recruiting and retention goals and overall business growth strategy. As of December 31, 2023, our United States reporting workforce comprised approximately 16.2% underrepresented minorities and our global workforce was approximately 43% women.
EXL is committed to providing a supportive working environment and career opportunities for our employees. Our Diversity and Inclusion Council consists of a global, diverse mix of leaders and oversees our diversity, equity and inclusion program. We provide trainings to our employees on topics aimed at improving diversity, equity and inclusion, such as managing unconscious bias, and have formed employee resource groups for select employee communities that are aimed at supporting diverse groups and interests. EXL has several programs to promote career advancement for women, including leadership development for women at the mid- to senior- levels, a separate program to improve the retention and engagement of new mothers through employee friendly parental leave and similar policies, and our WE (Women at EXL) platform, which is designed to enable women at EXL advance their career and achieve professional growth through discussion, collaboration, networking, training, development and mentorship opportunities. We believe that maintaining diversity in our leadership is one of the most important gateways to build an inclusive business. In recent years, we have placed a special focus on women leadership development from mid to senior levels through actively developing women leaders. We also rigorously track attrition risks of women at the rank of Vice President and above and work at minimizing attrition through diversity, equity and inclusion initiatives and benefits.
We actively work to foster the representation of underrepresented groups as well as promoting the inclusion of lesbian, gay, bisexual, transgender, and queer (or questioning) (“LGBTQ+”) employees at all levels of the organization. In addition to EXL’s employee resource groups, we maintain “The Umbrella Project,” an initiative for allyship and inclusion alongside our LGBTQ+ colleagues.

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
Our talent strategy is a key driver for EXL’s long-term business strategy of turning data into a sustainable competitive advantage for our clients. To deliver on this complex work, we focus on identifying the critical skills and roles necessary to our business so that we can attract and retain the talent needed.

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

We focus on recruiting, training and retaining our professionals. Our talent acquisition strategy framework revolves around a “Build, Acquire, and Partner” approach. We have developed effective strategies that enable an efficient recruitment process. The recruitment and training process evolved to an online model in 2020, which we have since adopted as our permanent model. Some of the strategies we have adopted to increase efficiency in our hiring practices include AI/ML-based intelligent screening mechanisms, remotely proctored online techniques and automated trainings. Our hiring policies focus on identifying high-quality employees who demonstrate a propensity for learning, contribution to client services and growth. In certain circumstances, we use an AI-driven infrastructure to enable our human resources function anticipate and find critical talent when and where we need them. Candidates must undergo numerous tests and video interviews before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks where permitted and as required by clients.

We have adopted a hybrid working model, which we refer to as our “future operating model,” that provides our employees with a degree of additional flexibility. We continue to use and improve digital-first and multi-channel approaches to keep our employees across the globe informed and engaged and moved from an enterprise-centric approach to human capital management to one that is employee-centric.
Employee Benefits and Experience
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities located within some of our operations centers.
In addition, we maintain several geographic specific employee health and wellness offerings, including an internal helpline with a central information hub for resource availability, enhanced insurance coverage including parental insurance for our employees in India, among others.
Capability Development
We continue to promote opportunities for large-scale upskilling and reskilling of our employees, while also fostering a learning environment conducive to individual skill-building and career advancement. In 2022, we implemented a fundamental shift in our capability development approach, transitioning from a corporate-driven model to an ecosystem of democratized self-learning, where our employees have access to our digital learning ecosystem. This enables our employees self-driven learning and growth experiences based on their personal goals and skills by using AI to anticipate and build market-relevant skills and capabilities, curated libraries and intelligent web-sourced content. Our employees are supplied with specialized learning pathways to build digital capabilities, skill mapping to direct them to courses as needed, chat groups where they can collaborate and discuss the latest trends, practice questions, practice labs for real-world and hands-on experience, supervisor dashboards and leaderboards, and learning on the go.
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

Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy,

Utilities Academy, Consulting Academy, Sales Academy and Digital Academy. These academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity, equity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of virtual, classroom, on the job coaching and technology-led learning.

Our talent, training and development objectives focus on “addressing roles critical to strategy,” “placing the right people for the right roles,” “creating a future ready workforce” and “raising EXL’s baseline” by continuously building EXL-wide culture around a strong understanding of digital technologies.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 25.8% and 31.6% for the years ended December 31, 2023 and 2022, respectively. The attrition rate in 2023 decreased from 2022, which we believe reflects better employee engagement. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities, which may result in loss of revenue and an inability to expand our business” and “Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
Sustainability Strategy
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
Our most recent Sustainability Report is available on our website. The information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Community Activities
EXL finds meaningful ways to help the communities in which we operate. Our community activities focus on passing along the skills that our employees use in our operations to members of the communities in which we operate to help transform lives. On our own, with outside partners and in partnership with our clients, we support market-relevant technical and life skill development and education initiatives, disaster relief efforts and global health initiatives. These programs align with the expectations clients have of service providers and benefit our other stakeholders. In 2023, we continued many of these activities in hybrid and virtual formats. Examples of our programs include:
•    Skills to Win Initiative: This skill development initiative provides participants from communities in which we operate in the United States, the United Kingdom, the Philippines, India and South Africa with market-relevant skills for the digital economy. In 2022, we added a coding skills focus to the Skills to Win Initiative, aimed at elevating women and non-binary members of our communities in technology in the United Kingdom, the United States and South Africa, which was further expanded to the Philippines and India in 2023.

•    Education as a Foundation Initiative: This classroom-based initiative currently delivered through online and offline learning platforms provides school-aged students from communities in which we operate with data and analytics skills, language learning and career guidance.
Environmental, Health and Safety
We strive to continuously improve our environmental, health and safety initiatives (“EHS”), with a focus on reducing our carbon footprint, energy conservation, waste minimization, green infrastructure and operations. Our EHS team tracks and assesses our progress with respect to key performance indicators for energy, greenhouse gas emissions and water and waste generation targets annually. We have also established Company-wide and worksite-specific workplace safety objectives that are integrated into our EHS Management System. Where practical, we seek to integrate EHS with our business activities, focusing on conducting our activities in an environmentally responsible manner and ensuring the health and safety of our employees, contractors, customers, visitors and the communities in which we operate. In addition, we seek to maintain a responsible supply chain by stating our expectations for all our vendors in our Supplier Standards of Conduct and by collecting information from our new suppliers with respect to policies and performance on human rights, labor rights and environmental issues.
All our delivery centers worldwide are currently ISO 45001:2018 certified, meeting international standards for occupational health and safety, and ISO 14001:2015 certified, meeting international standards for effective environmental management systems. In 2023, we received a five star rating from the British Safety Council for best practices in occupational safety for our operations centers in the United Kingdom and India. While we expect to maintain these certifications and standards, there may be changes to our delivery centers or applicable rules or standards that could affect such certifications and standards.
Regulation
Our operations are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to us in delivering our services to them.
We provide third-party administrator insurance services from India and the Philippines and are currently able to provide these services in the United States for 49 states (and the District of Columbia) and 48 states (and the District of Columbia), respectively by location. Additionally, our subsidiary in the Philippines is able to provide utilization review services in the United States for 48 states (and the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the United States, as well as utilization review, claims adjuster and insurance producer services in select states. We maintain licenses in various jurisdictions (or require certain categories of our professionals to be individually licensed, as applicable) in service areas such as debt collection, utilization review, workers’ compensation utilization review, claims adjuster, mortgage loan processing and underwriting and telemarketing services. Our facilities in the Philippines, as well as one domestic subsidiary, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), the leading healthcare and education accreditation organizations. We continue to obtain licenses and accreditations required from time to time by our business operations.

Our operations are also subject to compliance with a variety of other laws, including tax laws in the countries where we conduct our business. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, including, accreditation or licensing standards that govern our business, and violations of these requirements could harm our business.”

We currently benefit from certain corporate tax holidays for our operations located in qualified Philippines Economic Zone Authority units. We are managing our business in accordance with the guidelines issued in 2022 by the Philippines Fiscal Incentives Review Board to continue availing the tax holidays.

We have established a headquarters for international business in Dublin, Ireland, and qualify for a reduced tax rate subject to certain conditions. We continuously monitor our operations to ensure we continue to qualify for the reduced rate.

We currently operate in the Philippines and Ireland where we will be subject to a minimum tax rate pursuant to the Pillar Two Framework prescribed by Organization for Economic Co-operation and Development (“OECD”). The OECD continues to release additional guidance on the Pillar Two Framework, with implementation generally effective for 2024. We will continue to evaluate any potential impact on our operations.

See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Our financial condition could be negatively affected if governments in the countries we operate in introduce new unfavorable tax legislation, including legal restrictions for repatriation of our earnings.”
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

We also maintain a website at http://ir.exlservice.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, sustainability efforts, corporate governance information, and other news and announcements that investors might find useful or interesting.
In this Annual Report on Form 10-K, we use the terms “EXL,” “we,” “us,” “our” or the “Company” to refer to ExlService Holdings, Inc. and its subsidiaries.

ITEM 1A.    Risk Factors
Risks Related to Our Business
Our business depends on maintaining and growing client demand for our services and solutions, including by anticipating and incorporating the latest technology into our offerings, and a significant reduction in such demand, a failure to respond to the evolving technological environment or a change in our service or solution delivery could materially affect our results of operations.

Our success depends in part on the demand for our services and solutions, which could be negatively affected by a number of factors that may be outside of our control, including, for example, economic and political volatility or changed market conditions. Our ability to maintain and grow demand for our services and solutions requires that we continue to develop and implement offerings that keep pace with changes in the industry and anticipate and respond to rapidly evolving technology and our clients’ evolving needs in areas such as AI, including generative AI, digital transformation and solutions, advanced analytics, cloud based solutions, data management, robotics and process automation, and data engineering, among others. AI technologies are complex and are rapidly evolving, and we face significant competition, including from our own clients, who may potentially develop their own internal, or acquire from third parties, which in each case, can lead to reduced demand for our services and solutions. As these technologies evolve, some services and tasks currently performed by our employees may be replaced by automation and AI technologies. We may not be successful in addressing these changes on a timely basis, or at all, or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. If we do not sufficiently invest in new technologies, adapt to industry developments, evolve and expand our business at sufficient speed and scale and successfully drive innovation, our ability to develop and maintain a competitive advantage, our growth strategy and our results of operations could be adversely affected. If we are successful in responding to these developments, as we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.

Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud and as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up for any shortfall. Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or developments in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas.

Our growing use of AI, including generative AI and ML, in our offerings presents additional risks. AI algorithms may be flawed, and datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm.

Client demand may be impacted by the selling cycle and terms of our client contracts.

Client demand may be impacted by the selling cycle and terms of our client contracts. Consistent with industry practice, most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations or a change in a client’s strategic direction could result in the cancellation or non-renewal of a contract or a decrease in the scope of services and solutions that we are able to provide to such client. We may not be able to cover our costs or replace the associated revenues from such lost services or solutions, which could impact our results of operations in subsequent periods.

The terms of our project-based analytics and consulting services contracts generally do not exceed one year and may not produce ongoing or recurring business for us once the project is completed, and these contracts typically permit a client to terminate the agreement with shorter term notice. The majority of our digital operations and solutions contracts have longer terms, typically ranging from three to five years, and generally require a longer notice period for termination and may include an early termination fee to be paid to us, but this might not be sufficient to cover our costs or make up for the loss of revenues and profit upon termination of the contract. In addition, the selling cycle for such contracts, which generally ranges from six to eighteen months, and the implementation and initial transformation processes, which could take up to an additional six to twelve months, are subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our services and solutions (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes, or subsequent changes in technology and offerings, could result in changed demand. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources.

We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities, which may result in loss of revenue and an inability to expand our business.

Our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographies where we operate. Our industry, including us, experiences high employee turnover due to significant competition for professionals with skills necessary to perform the services we offer to our clients. A significant increase in the turnover rate among our employees, particularly among our highly skilled workforce, would impact our operating efficiency, productivity and cost of revenues and eventually impact our profit margins due to higher recruitment, training and retention costs and maintaining larger hiring, training and human resources departments.

If we are unable to invest in reskilling and upskilling our employees in the areas and skills that strategically important to our business, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.

Our future success also depends substantially on the continued services and performance of the members of our management team and other key employees in leadership positions that possess technical and business capabilities, including industry expertise, and are difficult to replace. Specifically, the loss of the services of our Vice Chairman and Chief Executive Officer could seriously impair our ability to continue to manage and expand our business. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable, particularly in light of recent regulatory scrutiny from the U.S. Federal Trade Commission and others, and in any event these agreements do not ensure the continued service of these executive officers. We currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key management personnel, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In many of our digital operations and solutions contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, transaction-based and outcome-based pricing) with our clients and therefore bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. Industry pricing models are evolving, and clients increasingly request alternative pricing models, rather than annual or hourly billing rates. If we make inaccurate assumptions for contracts with such alternative pricing models including pricing for our digital capabilities and complex transformation services or are unable to offer competitive pricing, our profitability may be negatively affected.

Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.

We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, several states have enacted or are considering enacting privacy regulations, including, the California Consumer Privacy Act, as amended; and there are several privacy regulations in other jurisdictions, such as the General Data Protection Regulation in the European Union, the International Data Transfer Agreement in the United Kingdom and the Digital Personal Data Protection Act, 2023 in India. These privacy regulations impose privacy and data security compliance obligations and significant penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. As a result, we are subject to various data protection and privacy laws in the countries where we operate, and the failure to comply with such laws could result in significant fines and penalties. In addition, we may not be able to limit our liability to our clients with respect to breaches of our obligation to keep the information we receive from them confidential.

Although we devote substantial resources to protect our information assets and our clients’ confidential information, any network infrastructure is to some extent vulnerable due to rapidly evolving cyberattacks, employee error, malfeasance, or a combination of the foregoing. The remote work solutions that we employ in our hybrid working model may also be limited in their ability to replicate the operational oversight and security controls of our office environments and may pose a higher risk of operational and information security failures. Outside parties may attempt to fraudulently induce employees, users, or clients to disclose sensitive information in order to gain access to our data or our users’ or clients’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a client’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose users and clients.

Security breaches expose us to a risk of loss of sensitive information, lawsuits from our employees, clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators or criminal prosecution, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

Further, growth in state sponsored cyber activity, including the increased rate of cyberattacks arising from the Russia-Ukraine conflict and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. If a material security breach or incident occurs with respect to a cloud services provider, our clients and potential clients may lose trust in cloud solutions generally, and with respect to security in particular. This could adversely impact our ability to retain existing clients or attract new clients, which, in turn, could have a serious impact on our reputation. Although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

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

We depend on certain significant vendors and partners for software, technology and data communications, related equipment and its maintenance, and third party components that we use to deliver our services, including cloud services. Our offshore operations centers require us to maintain active voice and data communications among our operations centers, our technology and data hubs and our clients’ offices. Although we maintain our facilities and communications links with business continuity and disaster recovery plans, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. Any performance failure on the part of our vendors or partners, or the discontinuance by such vendors or partners of services that we rely on them to perform, could delay our performance, or require us to engage alternative third parties to perform the services at our cost or to perform the services ourselves, any of which could result in a negative impact on our reputation, a loss of revenue or adversely impact our cash flows and profitability.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India and the Philippines have historically been significantly lower than wage costs in the United States, the United Kingdom and Europe for comparably skilled professionals, and having a significant number of our employees in those lower wage costs countries has been one of our competitive advantages. However, because of economic growth in India and the Philippines, increased demand for competitive services from such countries and increased competition for skilled employees, wages for comparably skilled employees are increasing at a faster rate than in the United States, the United Kingdom and Europe. This may reduce our competitive advantage. We also may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing AI, analytics and digital transformation services than for employees performing digital operations and solutions. As the scale of such services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. To the extent that we are not able to control such costs by our efforts to add capacity in lower wage costs countries or share wage increases with our clients, wage increases may reduce our margins and cash flows.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services and solutions. Our intellectual property consists of proprietary and licensed platforms, software, data, databases, methodologies, models, know-how, names, designs, domains, user interfaces, applications and operating procedures, among other materials. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire and confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third party materials. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. Additionally, we may not be successful in obtaining or maintaining patents, trademarks or other intellectual property rights protections for which we have applied or may in the future apply.

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

In addition, competitors or others may allege that our systems, processes, marketing, data usage or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and solutions. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot provide assurances that a future assertion of an infringement claim against us or our clients will not cause us to alter our business practices, lose significant revenue, incur significant license, royalty or technology development expenses, or pay significant monetary damages or legal fees and costs. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We earn a substantial portion of our revenues from a limited number of clients.

We have earned and believe that we will continue to earn in the near or foreseeable future a substantial portion of our total revenues from a limited number of large clients. Any change in demand from any of our large clients for any reason could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the loss of a major client could also impact our reputation in the market, making it more difficult to attract and retain clients more generally.

Our inability to manage our rapid infrastructure and personnel growth across countries and changes to our operating model effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have operations centers across India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations in which we operate in order to address the anticipated continued growth of our business. We continue to look for operations centers at locations outside of our current operating geographies. We have also made changes to our operating model driven by delivery of a significant portion of our services from a hybrid working model, which has led to contraction of our operation centers. Changes in our operating model, such as the foregoing, or other changes to our infrastructure facilities or how we are organized, as the needs and size of our business change, limit our ability to forecast the need to hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We may not be able to maintain our culture and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and significant percentage of our employees who have the option to work remotely. We also need to manage cultural differences among our employee populations and varying legal and regulatory regimes across jurisdictions, and that may create a risk for employment claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows, including the impact from the impairment of goodwill and other intangible assets, if any.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services, add new clients or enter new geographic markets. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to identify suitable candidates or close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

Acquisitions, including completed acquisitions, involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable clients, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

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

In the event that the carrying amount of goodwill and other intangible assets are impaired, as determined by impairment testing that we conduct on at least an annual basis, any such impairment would be charged to earnings in the period of impairment. Because this involves the use of critical accounting estimates, we cannot assure you that future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

Our business could be negatively affected if we incur financial penalties or legal liability, including with respect to our contractual obligations, in connection with providing our solutions and services.

Most of our agreements with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet the service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us.

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

We face competition globally from other providers and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.

The market for our services is highly competitive, and we expect competition to intensify and increase in the future as more companies enter the market. We face competition globally from other providers. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, offerings, knowledge of industries served, service quality, compliance rigor, global delivery capabilities, pricing, sales and client management capabilities. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services.

These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and potential competitors may have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic relationships or mergers or acquisitions with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could impact our business, results of operations, financial condition and cash flows.

We are vulnerable to natural disasters, technical disruptions, pandemics and societally created events that could severely disrupt the normal operations of our business and if our risk management, business continuity and disaster recovery plans are not effective, it may adversely affect our business, results of operations, financial condition and cash flows.

Our operations centers and our data and voice communications, particularly in India, the Philippines and South Africa, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, drought, extreme heat, epidemics or pandemics, such as COVID-19, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, other acts of violence or war, protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services or our supply chain for sustained periods. They also may make it difficult or impossible for employees to reach our business locations and for us to deliver our solutions and services.

In particular, a local or global outbreak of a pandemic, such as the COVID-19 pandemic, may have widespread and unpredictable impacts on global societies, economies, financial markets and business practices. Any pandemic may in the future materially adversely affect us, our clients, employees, contractors, suppliers and business partners, all of may be prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to such pandemic, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders. Measures taken by governmental authorities may in the future disrupt the continuity of our provision of services to our clients and adversely impacted our business, results of operations and financial condition.

Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with and liability to our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. While we currently have commercial liability insurance, our insurance coverage may not be sufficient to cover any such liability or other related costs. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.
Risks Related to the International Nature of Our Business
If the transfer pricing arrangements we have for controlled intercompany transactions among our subsidiaries are determined to be inappropriate, our tax liability may increase.

The transfer pricing regulations in the countries we operate in require that controlled intercompany transactions be at arm’s-length. Accordingly, we determine and document pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. The tax authorities have jurisdiction to review our transfer pricing. If our transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting our profitability and cash flows.

Our financial condition could be negatively affected if governments in the countries we operate in introduce new unfavorable tax legislation, including legal restrictions for repatriation of our earnings.

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

We have established a headquarters for international business in Dublin, Ireland, and qualify for a reduced tax rate subject to certain conditions. We continuously monitor our operations to ensure we continue to qualify for the reduced rate.

We currently operate in the Philippines and Ireland where we will be subject to a minimum tax rate pursuant to the Pillar Two Framework prescribed by Organization for Economic Co-operation and Development (“OECD”). The OECD continues to release additional guidance on the Pillar Two Framework, with implementation generally effective for 2024. We do not anticipate any significant Pillar Two impacts, but will continue to evaluate any changes and potential impact on our consolidated financial statements.

We earn a significant amount of our earnings in countries outside of the United States and we periodically evaluate opportunities to repatriate these earnings to fund our global operations, including acquisitions and debt management. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries, which may limit our ability to use such earnings across our global operations in the United States or other geographies, where needed. Additionally, as and when we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions, which are subject to change from time to time. All of these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Currency exchange rate fluctuations in the various currencies in which we do business, or the failure of our hedging strategies to mitigate such fluctuations, could have a material adverse effect on our results of operations.

We report our operating results in U.S. dollars, yet a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Accordingly, we must translate such revenues and expenses, as well as corresponding assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. As a result, fluctuations in foreign currency exchange rates can adversely affect our results of operations. The exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling, the South African rand and other currencies in which we incur costs or earn revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, because a majority of our employees are based in India, Philippines and South Africa and paid in Indian rupee or Philippine peso or South African rand, while our revenues are primarily reported in U.S. dollars and U.K. pound sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling, the South African rand and the U.S. dollar fluctuate significantly.

In addition, conflicts between Russia and Ukraine, and Israel and Hamas, coupled with high inflationary pressures and interest rates, have led the International Monetary Fund to downgrade its outlook for the world economy for 2024. This has led to and may continue to lead to uncertainty over global economic conditions and unpredictable fluctuations in foreign currency exchange rates, and in particular, has impacted and may continue to impact the Indian rupee, the Philippine peso, the U.K pound sterling, the South African rand and other currencies in which we incur expenses.

Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar, U.K pound sterling/U.S. dollar, Philippine peso/U.S. dollar and South African rand/U.S. dollar foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability, business, results of operations, financial condition and cash flows.

Restrictions on visas and work permits may affect our ability to compete for and provide services to clients in the United States and other countries, which could make it more difficult to staff engagements and could increase our costs, which could have an adverse effect on our net income.

Immigration and work permit laws and regulations in the countries where we have clients are subject to legislative and administrative changes as well as changes in the application of standards and enforcement.

The ability of some of our executives and employees based in India and other foreign locations to work with and meet clients in the United States and other countries depends on their ability to obtain the necessary visas and work permits. In recent years, immigration authorities, in the United States as well as other countries where our clients are based, have increased the level of scrutiny in granting such visas and work permits, which may be affected by changes in legislation and enforcement due to political and other factors which may be difficult to predict. The ability to move our employees around the world as necessary to meet client demands is important to our business. If we are unable to efficiently deploy talent because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs and have an adverse effect on our net income and cash flows.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the United States against our foreign subsidiaries or our executive officers.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, including, accreditation or licensing standards that govern our business, and violations of these requirements could harm our business.

We provide services to clients throughout the world, therefore we and our clients (who sometimes impose those requirements on us) are subject to numerous, and sometimes conflicting, changing and evolving laws and regulations on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, securities regulation, including anti-competition, anti-money-laundering and anti-corruption laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations, health and safety, environmental and human rights, state laws on third party administration services, utilization review services, telemarketing services or state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries where our clients’ customers are based. The global nature of our operations increases the difficulty of compliance. In addition, we are required under various laws to obtain and maintain accreditations, permits and/or licenses for the conduct of our business in all jurisdictions where we have operations, and, in some cases where our clients receive our services to enable them to comply with applicable regulations or accreditations or licensing standards. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of any of these laws or regulations in the conduct of our business, including being unable to maintain our accreditations, licenses or other qualifications while working for our clients, could result in fines, criminal sanctions against us or our officers, prohibitions on doing business or suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution including in the form of successor liability in certain circumstances for companies we invest in or acquire, unfavorable publicity, or restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations and loss of clients.
Risks Related to Our Indebtedness
We may not be able to service our debt or obtain additional financing on competitive terms.

We are party to a credit agreement for our bank debt facility that contains covenants, among other things, requiring maintenance of certain financial ratios and restricting our ability to incur additional indebtedness, create liens, make certain investments and acquisitions, pay dividends, repurchase common shares and make other restricted payments or undertake certain fundamental changes (including, consolidations, liquidations or disposal of certain assets or subsidiaries). The credit agreement provides for a $400 million revolving credit facility including a letter of credit sub-facility and is guaranteed by certain subsidiaries. If we breach any of these covenants and do not cure such breach within the applicable cure periods or obtain a waiver from the lenders, the outstanding indebtedness could be declared immediately due and payable and such acceleration could adversely affect our liquidity and financial condition.

Our cash flow from operations provides the primary source of funds for our debt service payments. Given the uncertainty over global economic conditions and regulatory, competitive or other factors outside of our control, including but not limited to conflicts between Russia and Ukraine, and Israel and Hamas, there can be no assurance that business activity will be maintained at our expected level in order to generate the anticipated cash flows from operations. If our cash flow from operations declines, we may not be able to service or refinance our current debt or obtain financing on favorable terms to us or at all, which could adversely affect our business and financial condition. A substantial portion of our floating rate indebtedness is exposed to interest rate fluctuations as only a portion is hedged through interest rate swaps. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.

We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms or at all, which could restrict our ability to complete such transactions.
Risks Related to Our Common Stock
Our stock price continues to be volatile.

The market price of our common stock has at times experienced or may experience substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, terrorist attacks, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations, loss of one or more significant clients, announcements of technological developments, projections or speculation about our business or that of our competitors by the media or investment analysts, the effect of any stock split, or uncertainty about current global economic conditions. The stock market, as a whole, experiences extreme price and volume fluctuations that affect the market price of many companies, including technology companies, in ways that may have been unrelated to these companies’ operating performance. The global stock markets have experienced, and may continue to experience, significant volatility from inflation and high interest rates, which could result in a material adverse effect on our stock price. Furthermore, if we fail to meet expectations relating to future growth and profitability, this may have a materially adverse effect on the trading price of our common stock.

Delaware law and our restated certificate of incorporation and sixth amended and restated by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our restated certificate of incorporation and sixth amended and restated by-laws (the “by-laws”) contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include provisions permitting the board of directors to fill vacancies created by its expansion, provisions requiring the vote of holders of two thirds of our common stock for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions of our restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.

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

Global economic and political conditions affect our clients’ businesses and the markets they serve, which are increasingly becoming more interdependent. The domestic and international capital and credit markets have in the past, and may in the future, experience volatility and disruption and uncertainty from geopolitical tensions, inflation, economic tensions, changes in legislation in the various jurisdictions in which we and our clients operate, changes in global trade policies, or global health emergencies or pandemics, which may affect our clients, us directly, or our client industries, and could result in changing demand patterns. Our business largely depends on continued demand for our services. Weakness in the global labor market could also adversely affect the demand for our services and impact our ability to recruit, train and retain qualified employees, resulting in a significant negative impact on our business and results of operations.

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

Any deterioration of the credit and capital markets in the United States, the United Kingdom, Europe, Asia or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Changes in economic conditions could adversely affect the ability of counterparties, including counterparties to our foreign exchange forward contracts, to meet their obligations to us, which could materially affect our positions and investments.

We may not be fully insured for all losses we may incur.

We could be sued directly for claims that could be significant, such as claims related to breaches of privacy or network security, infringement of intellectual property rights, violation of wage and hour laws, or systemic discrimination, and our liability under our contracts may not fully limit or insulate us from those liabilities. Although we have general liability insurance coverage, including coverage for errors or omissions, cyber security incidents, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. Insurance is not available for certain types of claims, including patent infringement, violation of wage and hour laws, failure to provide equal pay in the United States, and our indemnification obligations to our clients based on employment law. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or exceed available insurance coverage, or changes in our insurance policies (including premium increases, the imposition of large deductible or co-insurance requirements, or our insurers’ disclaimer of coverage as to future claims), could have a material adverse effect on our business, results of operations, financial condition and cash flows.

New and changing laws, corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

New and changing laws, regulations and standards relating to accounting, corporate governance, sustainability and public disclosure, other SEC regulations, rules and regulations of the Consumer Financial Protection Bureau, the Nasdaq Stock Market LLC (or equivalent or other exchange on which our common stock may be listed), the Public Company Accounting Oversight Board, generally accepted accounting principles issued by Financial Accounting Standard Board, and state law can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

In particular, federal securities laws require us to maintain internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable and accurate financial information and to effectively prevent fraud. We devote significant financial and managerial resources and time to comply with the internal control over financial reporting requirements and continue to enhance our controls. Internal control over financial reporting has inherent limitations, including human error, sample-based testing, the possibility that controls could be circumvented or become inadequate because of changed conditions, unidentified controls, and fraud, which might not prevent or detect all misstatements or fraud, and could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial results, which could cause the market price of our stock to decline. While we do not anticipate any material weaknesses in our internal controls framework, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses.

Our sustainability commitments and disclosures may expose us to reputational risks and legal liability.

Our brand and reputation are also associated with our public commitments to various corporate sustainability initiatives. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our existing and potential clients and investors, governments, media or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.

Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, the adoption of new laws and regulations and reporting requirements and if these are more stringent than the current requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our sustainability commitments, including our goals relating to sustainability, inclusion and diversity, is subject to numerous risks, many of which are outside of our control.

In addition, standards for tracking and reporting on sustainability matters have not been harmonized and continue to evolve. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC and other regulators, including state, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity

We maintain a comprehensive information and cybersecurity and data privacy program to safeguard the security, confidentiality, integrity, availability and protection of the Company’s and our clients’ information. We aim to continually strengthen our cybersecurity posture and protocols. We have invested in people, processes and technology intended to protect information throughout the business life cycle and to manage cybersecurity risk, and we intend to continue to do so as cybersecurity risks and methods for preventing against them evolve. We provide no assurance that the policies and procedures outlined below will be properly followed in every instance or that they will be effective in safeguarding against every possible cybersecurity threat.

We describe how cybersecurity threats are likely to materially affect our business, results of operations, and financial conditions in Part I, Item 1A, “Risk Factors.” We believe that these risks have not materially affected our business to date, but we can provide no assurance that they will not affect us in the future. Although we maintain cybersecurity insurance to manage potential liabilities resulting from specific cybersecurity incidents, there is no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner. See “Risks Related to Our Business-Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.”

Cybersecurity Strategy and Risk Management

Our cybersecurity strategy is founded on policies, processes and practices that are integrated into our overall risk management system. These policies, processes and practices are aimed at building a cyber-resilient organization by implementing and operationalizing cybersecurity capabilities to identify, protect, detect, respond and recover from cybersecurity threats and incidents and are guided by relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology. We have undertaken measures designed to comply with applicable privacy laws and regulations that are applicable to our services. These security capabilities are designed to mitigate material vulnerabilities and the impact of cyber incidents.

We regularly conduct cybersecurity and other risk assessments and compliance audits both internally and through third party auditors that we independently engage or that we engage in connection with our certification to certain international standards, such as the ISO 27001:2013 standard for information security management systems, the ISO 22301:2012 for business continuity management systems, the ISO 9001:2008 standard for quality management systems, among others. We also regularly assess and deploy technical safeguards and conduct vulnerability assessment and penetration testing of our technology environment independently and through third parties. We use the outcome of these assessments to align our cybersecurity program and technical safeguards with the evolving cybersecurity threat landscape and adjust and augment our security controls environment as required.

We have implemented a third-party risk management program to proactively identify and mitigate any potential risks that emerge from our supplier and partner ecosystem. There are processes in place to restrict and provide need-based access to sensitive or confidential data for third parties. We conduct periodic evaluations of key suppliers and partners for ongoing monitoring of the risk environment.

Incident Response and Recovery Planning

While processes are in place to minimize the occurrence of a successful cyberattack, we have institutionalized detailed incident response procedures to address a cyber threat that may occur despite these safeguards. The response procedures are designed to identify, analyze, isolate and contain, remediate, and, if applicable, report any such material cyber incidents that occur. We have developed a materiality assessment approach for cyber and a cyber crisis communication methodology for structured and timely notification to internal and external stakeholders. Further, we have empaneled specialized cyber partners to provide advanced investigation capabilities and response management support in case of a real cyber incident.

Training and Awareness

We maintain a comprehensive information and cybersecurity awareness and training program for all employees and contracted resources. This includes a mandatory annual information security training, periodic simulations such as red teaming and tabletops, regular communications on relevant topics and policies related to data privacy, phishing, email security best practices, among others. We provide specialized security training for certain roles with access to sensitive data, including human resources or employees who regularly handle personal or sensitive information.

Governance (Management Oversight and Engagement with the Board of Directors)

Cybersecurity is governed by our cross-functional apex body, the Management Security, Continuity and Privacy Forum (“MSCPF”), comprised of management representatives across all of our business units and enterprise functions such as Legal, Human Resource, Growth and Strategy, Compliance, Technology and Information Security. The MSCPF periodically reviews the strategy, policy, program effectiveness, standards development, cybersecurity risks, incident, and response preparedness.

The Audit Committee of our board of directors provides primary oversight and strategic guidance on Cybersecurity. The Audit Committee receives reports from management, typically on a quarterly basis, regarding our security risk management, including cybersecurity-related risks, vulnerabilities, policies, practices, and strategic initiatives. Annually, our board of directors receives a report from management on our cybersecurity posture, our readiness and our capability to reduce the risk of, detect and respond to a cyberattack. In 2022 and 2023, our senior management and board of directors completed cyber tabletop exercises to further enhance our preparedness in the event of an actual incident.
ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have multiple operations centers spread across India, the Philippines, South Africa, Columbia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland with an aggregate area of approximately 1,579,000 square feet and a current installed capacity of approximately 24,800 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,670 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments.
We believe that our current facilities are adequate to support our existing operations, however we continue to optimize our existing network of operations centers to service our client, drive efficiencies and adapting the hybrid working model. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

ITEM 3.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 25 - Commitments and Contingencies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”
As of February 27, 2024, there were 9 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other factors that our board of directors considers relevant.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On October 5, 2021, our board of directors authorized a $300 million (excluding excise tax) common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”).

Under the 2022 Repurchase Program, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under the 2022 Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by our management.
Repurchased shares are recorded as treasury shares and are held until our board of directors designates that these shares be retired or used for other purposes.
During the three months ended December 31, 2023, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
October 1, 2023 through October 31, 2023	—	$—	227,287	$28.00	227,287	$131,632,598
November 1, 2023 through November 30, 2023	—	—	533,050	27.42	533,050	$117,014,194
December 1, 2023 through December 31, 2023	—	—	365,495	29.96	365,495	$106,063,003
Total	—	$—	1,125,832	$28.36	1,125,832	—
During the year ended December 31, 2023, we purchased 4,127,451 shares of our common stock for an aggregate purchase consideration of $125.4 million, including commission and excluding excise tax, representing an average purchase price per share of $30.39.
During the year ended December 31, 2023, we purchased 237,047 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for an aggregate purchase consideration of $7.9 million. The weighted average purchase price of $33.13 was the closing price of our shares of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the restricted stock units.
Pursuant to the Inflation Reduction Act, effective January 1, 2023, we are required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 - Stock-Based Compensation to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	5,367,317	$30.14	3,249,875
Equity compensation plans not approved by security holders	—	—	—
Total	5,367,317	$30.14	3,249,875
*This includes outstanding options and unvested restricted stock units, which include time-based restricted stock units and performance-based restricted stock units. See Note 23 - Stock-Based Compensation to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2018. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2018 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
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
All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to “2023” or “fiscal 2023” means the 12-month period that ended on December 31, 2023. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•our ability to maintain and grow client demand for our services and solutions, including anticipating and incorporating the latest technologies, for instance, artificial intelligence (“AI”), including generative AI into our offerings;
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
•legal liability arising out of customer and third party contracts;
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
•the introduction of new or unfavorable tax legislation, including legal restrictions on repatriation of funds held abroad;
•exposure to currency exchange rate fluctuations in the various currencies in which we do business including the potential effects of Russian-Ukraine and Israel-Hamas conflicts, rising inflation, high interest rates and economic recessionary trends on currency exchange rates;
•restrictions on immigration;
•regulatory, legislative and judicial developments, including our ability to adhere to regulations or accreditation or licensing standards that govern our business;
•our ability to service debt or obtain additional financing on favorable terms. Inception of interest rate swaps to hedge interest rate risk;
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•effects of political and economic conditions globally, particularly in the geographies where we operate;
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to meet our sustainability-related goals and targets.
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
Executive Overview
We are a leading data analytics and digital operations and solutions company. We partner with clients using a data and AI-led approach to reinvent business models, drive better business outcomes and unlock growth with speed. We harness the power of data, analytics, AI, and deep industry knowledge to transform operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media and retail, among others.

We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, AI, generative AI and cloud technology. We manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions.
Our reportable segments are as follows:
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
Our global delivery network, which includes highly trained industry and process specialists across the United States, the United Kingdom, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland.

Revenues
For fiscal 2023, we generated revenues of $1,630.7 million compared to revenues of $1,412.0 million for fiscal 2022, an increase of $218.7 million, or 15.5%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 84.1% and 10.9%, respectively, of our total revenues for fiscal 2023 and 85.9% and 9.5%, respectively, of our revenues for fiscal 2022.
For fiscal 2023 and 2022, our total revenues from our top ten clients accounted for 34.0% and 34.9% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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
Digital Operations and Solutions: We provide our clients with a range of data and AI-led digital operations and solutions from our Insurance, Healthcare and Emerging Business strategic business units, which are focused on solving complex industry challenges, which include: a) multi-modal data ingestion using AI, and converting unstructured content into curated and usable data, b) real-time and comprehensive data insights including end-to-end data management and building a 360-degree view of our clients’ customers, c) omni-channel and frictionless customer experience including self-service, conversational AI and smart agent assist, d) intelligent and AI-powered redesign and automation of transaction processing and e) automated quality, compliance and audit. Some of our clients’ operations that we have transformed using the above solutions include underwriting operations, claims processing, accounts payables processing, utilization management, member and provider contact center services and collections and accounts receivables. We either manage and digitally transform these operations for our clients by deploying our solutions through a software-as-a-service model via our partners’ cloud network or a client’s on-cloud deployment model, to digitally transform their retained operations. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.
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
Analytics: Our analytics services aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data and AI-led solutions across all parts of our clients’ business. We provide care optimization and reimbursement optimization services for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house and third-party AI, generative AI, and ML capabilities and proprietary solutions to create insights, improve decision making for our clients and address a range of complex industry-wide priorities. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our project-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our project-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.
We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.
Cost of Revenues
Our cost of revenues primarily consists of:
•employee costs, which include salary, bonus and other compensation expenses; retirement benefits, recruitment and training costs; employee health and life insurance; transport; rewards and recognition for certain employees; and non-cash stock-based compensation expense;
•costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; lease cost;
•Outsourced/subcontractors and professional services costs;
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
We expect our cost of revenues to continue to increase as we continue to add professionals in our operations centers globally to service additional business and as wages continue to increase globally. In particular, we expect recruitment and training costs to continue to increase as we hire additional staff to service new clients and train existing staff to provide them with evolving skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our hybrid working model, invest in information technology solutions, including adaption to evolving modes of seeking such solutions through cloud-based hosting arrangements and security measures to safeguard against information security risks and costs to protect the health and safety of our employees as they gradually return to the office. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.” However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues.
We generally experience a higher cost of revenues as a percentage of revenues during the initial 12 to 18 months in a long-term digital operations and solutions contract due to upfront investments in infrastructure, resource hiring and training during migration. The cost of revenues as a percentage of revenues improves as we scale up, achieve operational efficiencies and complete the migration.
Operating expenses
Selling, General and Administrative Expenses ("SG&A")
Our General and Administrative expenses (“G&A”) comprise of expenses relating to salaries and benefits (including stock-based compensation), retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), litigation claims, cost of technology solutions sought through evolving modes of cloud-based hosting arrangements, investment in product development, digital technology, advanced automation and robotics, cloud, AI and ML, bad debt allowance and stock-based compensation expenses related to grant of our equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
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
Depreciation and Amortization Expense
Depreciation and amortization pertains to depreciation of our property and equipment, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and amortization of intangible assets acquired in business combinations. As part of our ongoing evaluation of our business needs, we continually optimize our operations centers and expect depreciation to decrease on assets related to operations centers, such as office furniture and equipment and leasehold improvements. As our business continues to expand we expect additional investments in digital technologies and equipment, including laptops, desktop computers, servers and other infrastructure, and increased reliance on hybrid working model, we expect increases in depreciation on assets-related to such investments. Property and equipment, if evaluated as being used differently than as originally intended are assessed for revision of their useful life, thereby revising their future depreciation to reflect the actual use of such property and equipment over the remaining shortened life. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.
Foreign Exchange gain, net
We report our financial results in U.S. dollars.
Our revenues are primarily denominated in the U.S. dollar, however, a portion of our revenues are earned in the U.K. pound sterling representing 10.1% and 8.6% of our total revenues in fiscal 2023 and 2022, respectively. We also incur a significant portion of our expenses in the Indian rupee, the Philippine peso and the U.K. pound sterling, representing 28.5%, 8.2% and 3.1%, respectively, of our total expenses in fiscal 2023, compared to 29.1%, 8.2% and 3.0%, respectively, of our total expenses in fiscal 2022. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Currency exchange rate fluctuations in the various currencies in which we do business, or the failure of our hedging strategies to mitigate such fluctuations, could have a material adverse effect on our results of operations,” as well as Note 2 - Summary of Significant Accounting Policies and Note 17 - Derivatives and Hedge Accounting to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Components of Market Risk-Foreign Currency Risk.”

Interest Expense
Interest expense primarily consist of interest on our borrowings under our revolving credit facility and convertible senior notes, finance leases and notional interest implicit in the purchase of property and equipment.
Other Income/(Expense), net
Other income/(expense), net primarily consists of gain/(loss) on sale, mark to market, dividend income and interest income on our short-term and long-term investments, cash equivalents, as applicable. Other income/(expense), net also consists of changes in fair value of contingent consideration related to business combinations, interest on refunds received from income tax authorities in India on completion of tax assessments, profit or loss on disposal of long-lived assets and components of net periodic benefit cost such as interest cost, expected return on plan assets and amortization of actuarial gain or loss.
Income Taxes
We are subject to taxes in the countries we operate in. Our future tax liabilities could be adversely affected by any new unfavorable tax legislative and other changes in such countries. We continuously monitor such changes to assess and quantify the potential impacts on our consolidated financial statements.
We periodically evaluate opportunities to distribute cash among our group entities to fund our operations in the United States and other countries, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. These distributions do not constitute a change in our permanent reinvestment assertion.
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
During 2023, we established a headquarters for international business in Dublin, the Republic of Ireland qualifying for the reduced tax rate of 12.5%, resulting in a nominal reduction in our effective tax rate for 2023. We anticipate that Ireland’s business and related tax rate benefit, net of Pillar Two impact discussed below, will increase in the future.
In October 2021, more than 130 countries tentatively signed on to the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that imposes a minimum tax rate of 15%, among other provisions. The OECD continues to release additional guidance on the Pillar Two Framework, with implementation generally effective for 2024. The countries where we do business impacted by the Pillar Two Framework are the Philippines and the Republic of Ireland. We do not anticipate any significant impact attributable to the Philippines, and any unfavorable impact attributable to the Republic of Ireland will be offset against the reduced Ireland tax rate benefit discussed above. We continue to evaluate the potential impact of the Pillar Two Framework on our consolidated financial statements.
Forward Stock Split
On June 20, 2023, subsequent to the approval and recommendation of our board of directors, our stockholders approved an amendment to our amended and restated certificate of incorporation, which upon filing with the Secretary of State of the State of Delaware on August 1, 2023, and effectiveness thereof, effected a 5-for-1 forward stock split of our common stock and an increase in the number of authorized shares of our common stock from 100,000,000 shares to 400,000,000 shares. The par value of each share of common stock, $0.001, remained unchanged. See Note 19 - Capital Structure to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details. All prior period information has been adjusted to reflect the forward stock split.
Subsequent Event
On February 26, 2024, our board of directors authorized a $500 million common stock repurchase program (the “2024 Repurchase Program”), effective March 1, 2024, for a two-year period, in line with our capital allocation strategy. Under the 2024 Repurchase Program, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. Repurchases may be discontinued

at any time by the management. The 2024 Repurchase Program replaces the prior $300 million stock repurchase program, which was terminated effective February 29, 2024.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made.
These policies include revenue recognition, allowance for expected credit losses, business combinations, goodwill, stock-based compensation, employee benefits, leases and income taxes.
The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, estimates of the fair value of stock-based awards, identifiable intangible assets and contingent consideration, assumptions related to credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, determination of incremental borrowing for measuring lease liabilities, deferred tax assets and liabilities, deferred tax valuation allowances, income-tax contingencies, purchase price allocation, revenue projections and discount rate applied within the discounted cash flow model for business acquisitions.
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
Significant judgments
Arrangements with Multiple Performance Obligations
We sometimes enter into contracts with our customers which include promises to transfer multiple products and services to the customer. Determining whether products and services are considered as distinct performance obligations that should be accounted for separately rather than as one performance obligation may require significant judgment. The transaction price is allocated to performance obligations on relative standalone selling price basis.
Judgment is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.
The contracts with our customers may be modified to add, remove or change existing performance obligations, which requires judgment to evaluate and determine whether such performance obligations are to be accounted for on a prospective basis as a separate contract or as a termination of an existing contract and creation of a new contract.
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, volume discounts entailing variability in revenue earned, and contracts under our reimbursement optimization services whereby variability in revenue is attributable to the amount we enable our customers to recover.

We consider our historical experience, including trends with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.
We believe that the expected value method is most appropriate for determining the variable consideration since we have a large number of contracts with similar nature of transactions/services.
Type of Contracts Requiring Judgment
a.Revenues for our fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby reasonably reflects transfer of control to the customer. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. We regularly monitor these estimates throughout the execution of the project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
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
Allowance for Expected Credit Losses
We record accounts receivable net of allowances for expected credit losses. Allowances for credit losses are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, forecasts about future economic conditions, customers’ financial condition and the amount of accounts receivable in dispute to estimate the collectability of these accounts receivable. Accounts receivable balances are written-off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
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

Goodwill
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. We examine the carrying value and fair value of the reporting unit that includes goodwill as and when the circumstances warrant, to determine whether there are any impairment losses.
We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. In addition, we perform a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
We grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally, we grant PRSUs cliff vest based on an aggregated revenue target (“PUs”) for a three-year period, while grants based on market conditions (“MUs”) are contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under our 2018 Omnibus Incentive Plan (the “2018 Plan”), and are measured over a three-year performance period.
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

We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions in order to determine whether a reserve may be required. A reserve is recorded if we believe that a loss is more likely than not, and if the amount of such loss can be reasonably estimated. Such reserves are based on estimates and, consequently, are subject to changing facts and circumstances, including the progress of ongoing audits, changes in case law and the passage of new legislation. We have established adequate reserves to cover any potential tax contingencies or claims.
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
Right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate at commencement date. We determine the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where we entered into leases and lease specific adjustments for the effects of collateral, if applicable.
Lease terms includes our assessment for the effects of options to extend or terminate the lease. We consider the extension option as part of our lease term for those lease arrangements where we are reasonably certain at commencement of the lease that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. We evaluate lease agreements to determine lease and non-lease components, which are accounted for separately.
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

Results of Operations
For a discussion of our results of operations for fiscal 2021, including a year-to-year comparison between fiscal 2022 and 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on February 23, 2023.
The following table summarizes our results of operations:

					(dollars in millions)

	Fiscal 2023	Percentage of Revenues, net	Fiscal 2022	Percentage of Revenues, net	Change in percentage of Revenues, net	Dollar Change

	(A)		(B)			(C=A-B)
Revenues, net	$1,630.7	100.0%	$1,412.0	100.0%	—%	$218.7
Cost of revenues (1)	1,022.9	62.7%	896.6	63.5%	(0.8)%	126.3
Gross profit (1)	607.8	37.3%	515.4	36.5%	0.8%	92.4
Operating expenses:
General and administrative expenses	198.3	12.2%	169.0	12.0%	0.2%	29.3
Selling and marketing expenses	120.2	7.3%	98.0	6.9%	0.4%	22.2
Depreciation and amortization expense	50.5	3.1%	56.3	4.0%	(0.9)%	(5.8)
Total operating expenses	369.0	22.6%	323.3	22.9%	(0.3)%	45.7
Income from operations	238.8	14.6%	192.1	13.6%	1.0%	46.7
Foreign exchange gain, net	1.5	0.1%	6.2	0.4%	(0.3)%	(4.7)
Interest expense	(13.2)	(0.8)%	(8.2)	(0.6)%	(0.2)%	(5.0)
Other income, net	10.8	0.7%	—	—%	0.7%	10.8
Income before income tax expense and earnings from equity affiliates	237.9	14.6%	190.1	13.5%	1.1%	47.8
Income tax expense	53.5	3.3%	47.5	3.4%	(0.1)%	6.0
Income before earnings from equity affiliates	184.4	11.3%	142.6	10.1%	1.2%	41.8
Gain from equity-method investment	0.2	—%	0.4	—%	—%	(0.2)
Net income attributable to ExlService Holdings, Inc. stockholders	$184.6	11.3%	$143.0	10.1%	1.2%	$41.6
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Fiscal 2023 Compared to Fiscal 2022
Revenues.
The following table summarizes our revenues by reportable segments:

	Fiscal		Dollar Change	Percentage change	Percentage of Total Revenues for Fiscal
	2023	2022			2023	2022
	(dollars in millions)
Insurance	$529.9	$448.7	$81.2	18.1%	32.5%	31.8%
Healthcare	106.0	97.4	8.6	8.9%	6.5%	6.9%
Emerging Business	265.7	218.6	47.1	21.5%	16.3%	15.5%
Analytics	729.1	647.3	81.8	12.6%	44.7%	45.8%
Total revenues, net	$1,630.7	$1,412.0	$218.7	15.5%	100.0%	100.0%
Revenues for fiscal 2023 were up by $218.7 million, or 15.5%, compared to fiscal 2022, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.
Revenue growth in Insurance of $81.2 million was primarily driven by expansion of business from our new and existing clients of $83.9 million. This was partially offset by a loss of $2.7 million, mainly attributable to the depreciation of the Australian dollar, the Indian rupee and the South African rand against the U.S. dollar during fiscal 2023, compared to fiscal 2022.
Revenue growth in Healthcare of $8.6 million was primarily driven by expansion of business from our new and existing clients during fiscal 2023.
Revenue growth in Emerging Business of $47.1 million was primarily driven by expansion of business from our new and existing clients of $47.4 million. This was partially offset by a loss of $0.3 million, net mainly attributable to the depreciation of the Indian rupee against the U.S. dollar during fiscal 2023, compared to fiscal 2022.
Revenue growth in Analytics of $81.8 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $80.8 million and an increase in revenues of $1.0 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during fiscal 2023, compared to fiscal 2022.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin (%)
	Fiscal		Dollar Change	Percentage change	Fiscal		Percentage change
	2023	2022			2023	2022
	(dollars in millions)
Insurance	$341.8	$287.7	$54.1	18.8%	35.5%	35.9%	(0.4)%
Healthcare	69.3	71.0	(1.7)	(2.4)%	34.6%	27.1%	7.5%
Emerging Business	150.9	128.0	22.9	17.9%	43.2%	41.4%	1.8%
Analytics	460.9	409.9	51.0	12.4%	36.8%	36.7%	0.1%
Total	$1,022.9	$896.6	$126.3	14.1%	37.3%	36.5%	0.8%
Cost of revenues for fiscal 2023 increased by $126.3 million, or 14.1% compared to fiscal 2022. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for fiscal 2023 was 37.3% compared to 36.5% for fiscal 2022, an increase of 80 basis points ("bps") primarily driven by higher revenues, operational efficiencies and foreign exchange gain, net of hedging during fiscal 2023, compared to fiscal 2022.
The increase in cost of revenues in Insurance of $54.1 million for fiscal 2023 was primarily due to increases in employee-related costs of $52.2 million on account of higher headcount and wage inflation, higher technology costs of $8.5 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $2.9 million, partially offset by foreign exchange gain, net of hedging of $7.5 million and lower travel costs of $2.0 million. Gross margin in Insurance decreased by 40 bps during fiscal 2023, compared to fiscal 2022, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients during fiscal 2023, compared to fiscal 2022.
The decrease in cost of revenues in Healthcare of $1.7 million for fiscal 2023 was primarily due to foreign exchange gain, net of hedging of $1.9 million, lower facilities costs of $1.5 million resulting from optimization of office space, lower other operating costs of $0.2 million, partially offset by increases in employee-related costs of $1.9 million on account of wage inflation. Gross margin in Healthcare increased by 750 bps during fiscal 2023, compared to fiscal 2022, primarily due to higher revenues and operational efficiencies during fiscal 2023, compared to fiscal 2022.

The increase in cost of revenues in Emerging Business of $22.9 million for fiscal 2023 was primarily due to increases in employee-related costs of $23.5 million on account of higher headcount and wage inflation, higher technology costs of $3.5 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs $1.5 million, partially offset by foreign exchange gain, net of hedging of $3.8 million and lower travel costs of $1.8 million. Gross margin in Emerging Business increased by 180 bps during fiscal 2023, compared to fiscal 2022, primarily due to higher revenues and foreign exchange gain, net of hedging during fiscal 2023, compared to fiscal 2022.

The increase in cost of revenues in Analytics of $51.0 million for fiscal 2023 was primarily due to increases in employee-related costs of $55.3 million on account of higher headcount and wage inflation, higher technology costs of $1.6 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs $4.0 million, partially offset by foreign exchange gain, net of hedging of $6.4 million and lower travel costs of $3.5 million. Gross margin in Analytics increased by 10 bps during fiscal 2023, compared to fiscal 2022, primarily due to higher revenues, partially offset by increases in employee-related costs during fiscal 2023, compared to fiscal 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Fiscal		Dollar Change	Percentage change
	2023	2022
	(dollars in millions)
General and administrative expenses	$198.3	$169.0	$29.3	17.3%
Selling and marketing expenses	120.2	98.0	22.2	22.7%
Selling, general and administrative expenses	$318.5	$267.0	$51.5	19.3%

The increase in SG&A expenses of $51.5 million was primarily due to higher employee-related costs of $27.0 million on account of higher headcount and wage inflation, higher investments in digital and generative AI capabilities of $10.4 million, higher sales and marketing spend of $4.6 million, higher travel costs of $3.8 million, higher allowance for expected credit losses of $1.7 million, primarily related to a customer bankruptcy event, and higher other operating costs of $6.6 million. This was partially offset by foreign exchange gain, net of hedging of $2.6 million during fiscal 2023, compared to fiscal 2022.
Depreciation and Amortization.

	Fiscal		Dollar Change	Percentage change
	2023	2022
	(dollars in millions)
Depreciation expense	$35.8	$39.2	$(3.4)	(8.6)%
Intangible amortization expense	14.7	17.1	(2.4)	(14.2)%
Depreciation and amortization expense	$50.5	$56.3	$(5.8)	(10.3)%
The decrease in depreciation expense of $3.4 million was primarily due to lower depreciation of $2.4 million on assets related to operations centers closed as a result of optimization of office space, increased use of the hybrid working model and foreign exchange gain, net of hedging of $1.0 million during fiscal 2023, compared to fiscal 2022. The decrease in intangibles amortization expense of $2.4 million during fiscal 2023, compared to fiscal 2022 was primarily due to end of useful lives for certain intangible assets.
Income from Operations. Income from operations increased by $46.7 million, or 24.2%, from $192.1 million for fiscal 2022 to $238.8 million for fiscal 2023, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during fiscal 2023.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during fiscal 2023, compared to fiscal 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 78.81 during fiscal 2022 to 82.60 during fiscal 2023. The average exchange rate of the U.S. dollar against the Philippine peso increased from 54.47 during fiscal 2022 to 55.56 during fiscal 2023. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.23 during fiscal 2022 to 1.25 during fiscal 2023. The average exchange rate of the U.S. dollar against the South African rand increased from 16.44 during fiscal 2022 to 18.51 during fiscal 2023.
We recorded a foreign exchange gain, net of $6.2 million for fiscal 2022 compared to a foreign exchange gain, net of $1.5 million for fiscal 2023.
Interest expense. Interest expense increased from $8.2 million for fiscal 2022 to $13.2 million for fiscal 2023, primarily due to a higher effective interest rate of 6.3% during fiscal 2023, compared to 2.9% during fiscal 2022, partially offset by a lower average outstanding balance under our revolving credit facility during fiscal 2023, compared to fiscal 2022.
Other Income, net.

	Fiscal		Dollar Change	Percentage change
	2023	2022
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$5.0	$4.9	$0.1	2.2%
Interest and dividend income	8.0	5.2	2.8	53.5%
Fair value changes of contingent consideration	(1.9)	(8.3)	6.4	(77.0)%
Others, net	(0.3)	(1.8)	1.5	(83.9)%
Other income, net	$10.8	$—	$10.8	(100.0)%
Other income, net increased by $10.8 million, from $nil for fiscal 2022 to $10.8 million for fiscal 2023. The increase is primarily due to a decrease of $6.4 million in contingent consideration liability related to our acquisitions as a result of fair value adjustment, higher interest and dividend income on our investments of $2.8 million and lower other expenses of $1.5 million during fiscal 2023, compared to fiscal 2022.
Income Tax Expense. The effective tax rate decreased from 25.0% during fiscal 2022 to 22.5% during fiscal 2023. We recorded income tax expense of $53.5 million and $47.5 million for fiscal 2023 and 2022, respectively. While the effective tax rate decreased in 2023, the amount of income tax expense increased primarily as a result of higher profit during fiscal 2023, compared to fiscal 2022, and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation during fiscal 2023, compared to fiscal 2022.
Net Income. Net income increased from $143.0 million for fiscal 2022 to $184.6 million for fiscal 2023, primarily due to increase in income from operations of $46.7 million and higher other income, net of $10.8 million, partially offset by higher interest expense of $5.0 million, lower foreign exchange gain, net of $4.7 million and higher income tax expense of $6.0 million.

Liquidity and Capital Resources

	Fiscal		Dollar Change
	2023	2022		Percentage Change
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$125.6	$143.8	$(18.2)	(12.6)%
Net cash provided by operating activities	211.2	166.1	45.1	27.1%
Net cash used for investing activities	(12.0)	(96.5)	84.5	(87.6)%
Net cash used for financing activities	(181.4)	(81.7)	(99.7)	122.0%
Effect of exchange rate changes	2.0	(6.1)	8.1	(133.5)%
Closing cash, cash equivalents and restricted cash	$145.4	$125.6	$19.8	15.7%

As of December 31, 2023 and 2022, we had $290.8 million and $297.7 million, respectively, in cash, cash equivalents and short-term investments, of which $237.7 million and $260.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. For fiscal 2023, our foreign subsidiaries in India, the United Kingdom, Australia, Bulgaria and the Czech Republic repatriated an aggregate amount of $136.4 million (net of $5.9 million withholding taxes) to the United States. These distributions do not constitute a change in our permanent reinvestment assertion.
Operating Activities:
Net cash provided by operating activities was $211.2 million for fiscal 2023, compared to $166.1 million for fiscal 2022, reflecting higher cash earnings, partially offset by higher working capital needs. The major drivers contributing to the increase of $45.1 million year-over-year included the following:
•Increase in cash earnings, including adjustments for non-cash and other items contributed higher cash flow of $60.4 million for fiscal 2023, compared to fiscal 2022. These adjustments include fair value changes in investments, unrealized foreign currency exchange gain, deferred tax effects, stock-based employee compensation, fair value changes in contingent consideration, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.
•Changes in accounts receivable, including advance billings, contributed higher cash flow of $15.5 million for fiscal 2023, compared to fiscal 2022. Collections in accounts receivable, including advance billings was driven by revenue growth for fiscal 2023. This was partially offset by increase in our days sales outstanding which was 64 days as of December 31, 2023, compared to 61 days as of December 31, 2022.
•Higher income tax payments, net of refunds, contributed higher cash payouts of $47.7 million, partially offset by provision for income tax and changes in deferred tax assets and liabilities of $20.6 million for fiscal 2023, compared to fiscal 2022.
•Changes in other assets, accounts payables including other liabilities contributed higher cash payouts of $3.7 million for fiscal 2023, compared to fiscal 2022.
Investing Activities: Cash used for investing activities were $12.0 million for fiscal 2023, compared to $96.5 million for fiscal 2022. The decrease in cash used for investing activities of $84.5 million year-over-year is primarily due to net redemption of investments of $40.7 million for fiscal 2023, compared to net purchase of investments of $48.1 million for fiscal 2022. The decrease was also due to acquisition-related payouts of $3.9 million for fiscal 2022 with no corresponding payouts for fiscal 2023. This was partially offset by higher capital expenditures in infrastructure, technology assets, software and product developments of $8.0 million for fiscal 2023, compared to fiscal 2022.

Financing Activities: Cash used for financing activities were $181.4 million for fiscal 2023, compared to $81.7 million for fiscal 2022. The increase in cash used for financing activities of $99.7 million year-over-year was primarily due to net repayment of our borrowings under our revolving credit facility of $50.0 million for fiscal 2023, compared to $10.0 million for fiscal 2022. The increase was also due to higher purchases of treasury stock of $59.2 million under our share repurchase program for fiscal 2023, compared to fiscal 2022.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including generative AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $52.8 million of capital expenditures during fiscal 2023. We expect to incur total capital expenditures of between $50 million to $55 million in fiscal 2024, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details.
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

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans, payments for contingent consideration and uncertain tax positions. See Note 16 - Fair Value Measurements - Fair Value of Contingent Consideration, Note 18- Borrowings, Note 20- Employee Benefit Plans, Note 21- Leases, Note 22- Income Taxes and Note 25- Commitments and Contingencies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2023 and 2022, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements
The following table summarizes our debt position:

	As of December 31
	2023	2022
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$65.0	$30.0

Long-term borrowings	135.0	220.0
Total borrowings	$200.0	$250.0
Credit Agreement
We held a $300.0 million revolving credit facility pursuant to our credit agreement (the “Credit Agreement”), dated as of November 21, 2017, with certain lenders and Citibank N.A. as Administrative Agent. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

On April 18, 2022, we and each of our wholly owned material domestic subsidiaries entered into an Amendment and Restatement Agreement with Citibank, N.A., as Administrative Agent, and certain lenders (the “2022 Credit Agreement”), pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available is equal to $400.0 million; (b) extends the maturity date of the revolving credit facility from

November 21, 2022 to April 18, 2027; and (c) replaces London Inter-Bank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

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

Obligations under the 2022 Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our and our material domestic subsidiaries’ assets. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the 2022 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both, as defined, for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.
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
The revolving credit facility carried an effective interest rate as shown below:-

	Fiscal
	2023	2022
Effective interest rate	6.3%	2.9%
As of December 31, 2023 and 2022, we were in compliance with all financial and non-financial covenants under the 2022 Credit Agreement.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

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
Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure to our earnings and equity of such market driven losses. We manage market risk through our treasury operations using financial instruments. Our senior management and our board of directors approve our treasury operations’ objectives and policies. The responsibilities of our treasury operations include management of cash resources, including borrowing strategies, implementing hedging strategies for foreign currency exposures, and ensuring compliance with market risk limits and policies.
Components of Market Risk
Foreign Currency Risk. We are exposed to foreign currency exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 86.2% of our total revenues and the U.K. pound sterling representing 10.1% of our total revenues for fiscal 2023. A significant portion of our expenses are incurred in the Indian rupee, the Philippine peso and the U.K. pound sterling, representing 28.5%, 8.2% and 3.1%, respectively, of our total expenses for fiscal 2023. We also incur expenses in the U.S. dollar and currencies of other countries where we have operations. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have fluctuated within the fiscal 2023, over the recent years and may fluctuate in the future.
Our foreign currency exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our subsidiaries, including foreign subsidiaries in foreign currencies and foreign currency accounts receivable and payable. The average exchange rate of the U.S dollar against the Indian rupee increased from 78.81 for fiscal 2022 to 82.60 for fiscal 2023, representing a depreciation of 4.8% against the U.S dollar. The average exchange rate of the U.S dollar against the Philippine peso increased from 54.47 for fiscal 2022 to 55.56 for fiscal 2023, representing a depreciation of 2.0% against the U.S dollar. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.23 for fiscal 2022 to 1.25 for fiscal 2023, representing an appreciation of 1.3% against the U.S dollar. Based upon our level of operations for fiscal 2023 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar would have increased/decreased our revenues by approximately $7.4 million, $0.6 million and $9.3 million, respectively and increased/decreased our expenses incurred by approximately $39.7 million, $11.4 million and $4.3 million, respectively for fiscal 2023.
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
As of December 31, 2023 and 2022, we had outstanding cash flow hedges with notional amounts of $722.8 million and $841.6 million, respectively, with the maximum outstanding term of approximately 42 months and 45 months, respectively. The mark-to-market gain/(loss), net upon fair valuation of outstanding cash flow hedges as of December 31, 2023 and 2022 was $5.4 million and $(14.2) million, respectively, and is included in “Accumulated other comprehensive income/(loss)” on our consolidated balance sheets. For fiscal 2023 and 2022, we recognized $5.7 million and $4.3 million, respectively, as foreign exchange loss from maturing cash flow hedges, which was largely offset by the foreign exchange translation gain on the related expenses.

We also enter into foreign currency forward contracts from time to time to hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net.” These financial instruments mitigate balance sheet risk due to foreign currency exchange rate movements as gains and losses on the settlement of these financial instruments are intended to offset the revaluation gains and losses on the foreign currency denominated monetary assets and monetary liabilities being hedged. Foreign currency forward contracts with notional amounts of the U. S. dollar (USD) 170.5 million, the U.K. pound sterling (GBP) 14.5 million, the Euro (EUR) 5.2 million, South African rand (ZAR) 150.2 million and the Australian dollar (AUD) 3.5 million were outstanding as of December 31, 2023 compared to USD 164.0 million, GBP 8.4 million, EUR 2.0 million and AUD 2.0 million outstanding as of December 31, 2022. The fair values of these financial instruments as of December 31, 2023 and 2022 were insignificant and are included in the “Foreign exchange gain, net” in our consolidated statements of income. As of December 31, 2023 and 2022, the outstanding derivative instruments had maturities of a maximum of 31 days, each.
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
As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we held our $300.0 million revolving credit facility and a letter of credit sub-facility pursuant to our Credit Agreement dated November 21, 2017. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty. On April 18, 2022, we entered into the 2022 Credit Agreement, that provides for a $400.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the 2022 Credit Agreement by up to an additional $200.0 million. The revolving credit facility has a maturity date of April 18, 2027 and is voluntarily pre-payable from time to time without premium or penalty.
The 2022 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under 2022 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates would have impacted our interest expense for fiscal 2023 by approximately $1.1 million.
We manage a portion of our interest rate risk related to our revolving credit facility having variable interest rate obligations by entering into interest rate swaps under which we receive floating rate payments based on SOFR and make payments based on a fixed rate. As of December 31, 2023 and 2022, we had outstanding interest rate swaps having a notional amount of $75.0 million, each.
We had cash, cash equivalents and short-term investments totaling $290.8 million and $297.7 million as of December 31, 2023 and 2022, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market funds and time deposits. We do not make such investments for trading or speculative purposes. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest and dividend income for fiscal 2023 by approximately $0.9 million.
Credit Risk. As of December 31, 2023 and 2022, we have accounts receivable, net $308.1 million and $259.2 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of our accounts receivable, net as on December 31, 2023 and 2022.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith can be found at Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as of December 31, 2023, were effective.
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
Deloitte & Touche LLP, an independent registered public accounting firm, has been retained to audit our consolidated financial statements and the effectiveness of our internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.
The Audit Committee of the board of directors is composed solely of independent directors and is responsible for recommending to the board of directors the independent public accounting firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent public accountants, with our internal auditors and with management to review accounting, auditing, internal control and financial reporting matters.
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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP;
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023. See Deloitte & Touche LLP’s accompanying attestation report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our board of directors,” “Our executive officers” and “Corporate governance — Committees — Audit Committee,” “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year ended December 31, 2023.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis,” “— Compensation and Talent Management Committee Report,” “— Summary Compensation Table for Fiscal Year 2023,” “— Grants of Plan-Based Awards Table for Fiscal Year 2023,” “Outstanding Equity Awards at Fiscal 2023 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2023,” “— Pension Benefits for Fiscal Year 2023,” “— Potential Payments upon Termination or Change in Control at Fiscal 2023 Year-End,” “— Director Compensation for Fiscal Year 2023,” “— Risk and Compensation Policies” and “Corporate Governance — Compensation and Talent Management Committee Interlocks and Insider Participation.”

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

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules
(a)1.    Consolidated Financial Statements.
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-58 hereof.
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

Date: February 29, 2024	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 29, 2024
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Maurizio Nicolelli

/S/ VIKRAM S. PANDIT	Chairman of the Board	February 29, 2024
Vikram S. Pandit

/S/ ANDREAS FIBIG	Director	February 29, 2024
Andreas Fibig

/S/ SOM MITTAL	Director	February 29, 2024
Som Mittal

/S/ KRISTY PIPES	Director	February 29, 2024
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 29, 2024
Nitin Sahney

/S/ JAYNIE M. STUDENMUND	Director	February 29, 2024
Jaynie M. Studenmund

/S/ SARAH K. WILLIAMSON	Director	February 29, 2024
Sarah K. Williamson

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 26, 2023).

3.2	Sixth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

4.2	Description of Common Stock.

10.1+
Form of ExlService Holdings, Inc. Employment Agreement (applicable to Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023.

10.2+
Second Amended and Restated Employment and Non-Competition Agreement, dated August 3, 2020, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 29, 2020).

10.3+
Amendment to Second Amended and Restated Employment and Non-Competition Agreement, dated August 12, 2022, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2022).

10.4+
Amendment No. 2 to Second Amended and Restated Employment and Non-Competition Agreement, effective February 16, 2023, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023).

10.5+
Employment Agreement, effective as of February 3, 2020, between ExlService Holdings, Inc. and Maurizio Nicolelli (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 25, 2021).

10.6+
Employment Agreement, effective as of April 18, 2022, between exl Service (India) Private Limited and Vikas Bhalla (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023.

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

10.19+
Form of Restricted Stock Unit Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023).

10.20+
Form of Restricted Stock Unit Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023).

10.21+
Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

10.22+
Form of Option Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on July 27, 2023).

10.23+
Form of Option Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on July 27, 2023).

10.24+	ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 22, 2022).

10.25
Amendment and Restatement Agreement, dated April 18, 2022, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 20, 2022).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ExlService Holdings, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We selected a sample of recorded revenue transactions from new customer contracts and evaluated the appropriateness of the performance obligations identified within the customer contracts and assessed if the revenue recognition principles applied are in accordance with ASC Topic 606.
•We selected a sample of recorded revenue transactions related to the Company’s contracts that were modified to add, remove or change existing performance obligations and (1) assessed whether the services added to an existing contract are distinct and whether the pricing is at a standalone selling price; and (2) services added that are distinct and at standalone selling price are accounted for on a prospective basis either as a separate contract, or as a termination of existing contract and creation of a new contract.

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2024
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2024

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount and share count)

		As of
	Notes	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	7	$136,953	$118,669
Short-term investments	8	153,881	179,027
Restricted cash	7	4,062	4,897
Accounts receivable, net	4	308,108	259,222
Other current assets	11	76,669	50,979
Total current assets		679,673	612,794
Property and equipment, net	9	100,373	82,828
Operating lease right-of-use assets	21	64,856	55,347
Restricted cash	7	4,386	2,055
Deferred tax assets, net	22	82,927	55,791
Goodwill	10	405,639	405,637
Other intangible assets, net	10	50,164	64,819
Long-term investments	8	4,430	34,779
Other assets	12	49,524	32,069
Total assets		$1,441,972	$1,346,119
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$5,055	$7,789
Current portion of long-term borrowings	18	65,000	30,000
Deferred revenue		12,318	18,782
Accrued employee costs		117,137	108,100
Accrued expenses and other current liabilities	13	112,900	95,352
Current portion of operating lease liabilities	21	12,780	14,978
Income taxes payable, net	22	1,213	2,945
Total current liabilities		326,403	277,946
Long-term borrowings, less current portion	18	135,000	220,000
Operating lease liabilities, less current portion	21	58,175	48,155
Deferred tax liabilities, net	22	1,495	547
Other non-current liabilities	14	31,462	41,292
Total liabilities		552,535	587,940
Commitments and contingencies	25
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 203,410,038 shares issued and 165,277,880 shares outstanding as of December 31, 2023 and 199,939,880 shares issued and 166,172,220 shares outstanding as of December 31, 2022 (1)	19	203	200
Additional paid-in capital (1)		508,028	444,948
Retained earnings		1,083,663	899,105
Accumulated other comprehensive loss	15	(127,040)	(144,143)
Total including shares held in treasury		1,464,854	1,200,110

Less: 38,132,158 shares as of December 31, 2023 and 33,767,660 shares as of December 31, 2022, held in treasury, at cost (1)	19	(575,417)	(441,931)
Total stockholders’ equity		889,437	758,179
Total liabilities and stockholders’ equity		$1,441,972	$1,346,119

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amount and share count)

		Year ended December 31,
	Notes	2023	2022	2021
Revenues, net	3, 4	$1,630,668	$1,412,044	$1,122,293
Cost of revenues (1)		1,022,902	896,595	690,934
Gross profit (1)		607,766	515,449	431,359
Operating expenses:
General and administrative expenses		198,294	169,016	142,040
Selling and marketing expenses		120,227	97,989	84,306
Depreciation and amortization expense	9, 10	50,490	56,282	49,132
Total operating expenses		369,011	323,287	275,478
Income from operations		238,755	192,162	155,881
Foreign exchange gain, net		1,532	6,199	4,313
Interest expense	18	(13,180)	(8,252)	(7,561)
Other income/(expense), net	6	10,834	(10)	6,773
Loss on settlement of convertible notes	18	—	—	(12,845)
Income before income tax expense and earnings from equity affiliates		237,941	190,099	146,561
Income tax expense	22	53,536	47,565	31,850
Income before earnings from equity affiliates		184,405	142,534	114,711
Gain from equity-method investment		153	434	47
Net income attributable to ExlService Holdings, Inc. stockholders		$184,558	$142,968	$114,758
Earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		$1.11	$0.86	$0.68
Diluted		$1.10	$0.85	$0.67
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		166,341,213	166,651,585	167,746,375
Diluted		168,161,371	169,169,290	171,222,390

(1) Exclusive of depreciation and amortization expense.
(2) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

		Year ended December 31,
	Notes	2023	2022	2021
Net income		$184,558	$142,968	$114,758
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	14,403	(27,333)	4,663
Loss on net investment hedges	17	—	—	(1,134)
Foreign currency translation gain/(loss)		652	(47,734)	(11,134)
Retirement benefits	20	1,337	2,574	(558)
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	5,208	1,295	(9,264)
Retirement benefits (2)	20	(94)	592	709
Income tax effects relating to above (3)	22	(4,403)	15,937	2,228
Total other comprehensive income/(loss)		17,103	(54,669)	(14,490)
Total comprehensive income		$201,661	$88,299	$100,268

(1)These are reclassified to net income and are included in cost of revenues, operating expenses and interest expense, as applicable in the consolidated statements of income.
(2)These are reclassified to net income and are included in other income/(expense), net in the consolidated statements of income.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gain/(loss).

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share count)

		Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares (1)	Amount (2)
Balance as of January 1, 2021		194,840,260	$195	$420,820	$641,379	$(74,984)	(27,043,090)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	23	2,701,440	3	707	—	—	—	—	710
Stock-based compensation	23	—	—	38,621	—	—	—	—	38,621
Acquisition of treasury stock	19	—	—	—	—	—	(5,593,170)	(118,357)	(118,357)
Issuance of treasury stock		—	—	19,436	—	—	1,551,970	17,306	36,742
Settlement of convertible notes		—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	15	—	—	—	—	(14,490)	—	—	(14,490)
Net income		—	—	—	114,758	—	—	—	114,758
Balance as of December 31, 2021		197,541,700	$198	$395,584	$756,137	$(89,474)	(31,084,290)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	23	2,398,180	2	(2)	—	—	—	—	—
Stock-based compensation	23	—	—	49,366	—	—	—	—	49,366
Acquisition of treasury stock	19	—	—	—	—	—	(2,683,370)	(72,642)	(72,642)
Other comprehensive loss	15	—	—	—	—	(54,669)	—	—	(54,669)
Net income		—	—	—	142,968	—	—	—	142,968
Balance as of December 31, 2022		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	3,470,158	3	4,643	—	—	—	—	4,646
Stock-based compensation	23	—	—	58,437	—	—	—	—	58,437
Acquisition of treasury stock	19	—	—	—	—	—	(4,364,498)	(133,486)	(133,486)
Other comprehensive income	15	—	—	—	—	17,103	—	—	17,103
Net income		—	—	—	184,558	—	—	—	184,558
Balance as of December 31, 2023		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

(2) Inclusive of excise tax for the year ended December 31, 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$184,558	$142,968	$114,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,280	56,102	49,656
Stock-based compensation expense	58,437	49,366	38,621
Reduction in the carrying amount of operating lease right-of-use assets	20,188	21,783	26,326
Fair value mark-to-market of short-term investments	17,044	(1,209)	5,139
Unrealized foreign currency exchange gain, net	(1,363)	(16,643)	(3,821)
Deferred income tax benefit	(31,742)	(19,552)	(20,326)
Allowance/(reversal) for expected credit losses	2,453	683	(464)
Loss on settlement of convertible notes	—	—	12,845
Fair value changes in contingent consideration	1,900	8,250	—
Amortization of non-cash interest expense related to convertible notes	—	—	1,795
Others, net	948	510	168
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,242)	(68,121)	(37,684)
Other current assets	(9,506)	(7,709)	(1,179)
Income taxes payable, net	(18,282)	8,779	(12,062)
Other assets	(14,833)	(10,723)	227
Accounts payable	(2,757)	2,385	(614)
Deferred revenue	(877)	2,473	(12,733)
Accrued employee costs	14,090	5,551	46,475
Accrued expenses and other liabilities	10,083	14,475	2,934
Operating lease liabilities	(20,181)	(23,227)	(25,674)
Net cash provided by operating activities	211,198	166,141	184,387

Cash flows from investing activities:
Purchases of property and equipment	(52,803)	(44,836)	(37,248)
Proceeds from sale of property and equipment	739	266	1,300
Business acquisition (net of cash and cash equivalents acquired)	—	(3,872)	(76,831)
Purchases of investments	(235,369)	(212,607)	(96,011)
Proceeds from redemption of investments	276,036	164,503	94,520
Investment in equity affiliate	(600)	—	—
Net cash used for investing activities	(11,997)	(96,546)	(114,270)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(169)	(142)	(201)
Proceeds from borrowings	80,000	35,000	300,000
Repayments of borrowings	(130,000)	(45,000)	(329,031)
Payment of contingent consideration	(5,000)	—	—
Acquisition of treasury stock	(131,847)	(72,642)	(118,357)
Proceeds from issuance of common stock	5,566	1,060	710
Net cash used for financing activities	(181,450)	(81,724)	(146,879)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,029	(6,060)	(4,947)
Net increase/(decrease) in cash, cash equivalents and restricted cash	19,780	(18,189)	(81,709)
Cash, cash equivalents and restricted cash at the beginning of the period	125,621	143,810	225,519
Cash, cash equivalents and restricted cash at the end of the period	$145,401	$125,621	$143,810

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,895	$8,189	$6,589
Income taxes	$104,882	$57,058	$49,997
Supplemental disclosure of non-cash investing and financing activities:
Settlement of portion of convertible notes through issuance of treasury stock	$—	$—	$36,742
Assets acquired under finance lease	$461	$312	$71

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(In thousands, except per share amount and share count)

1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the State of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a leading data analytics and digital operations and solutions company. The Company partners with clients using a data and AI-led approach to reinvent business models, drive better business outcomes and unlock growth with speed. The Company harnesses the power of data, analytics, artificial intelligence (“AI”), and deep industry knowledge to transform operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media and retail, among others.
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
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates that affect the consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, determine lease term to calculate single operating lease cost, determine pattern of

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.
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
ii.Revenues for the Company’s fixed-price contracts, which include business support services provided on a fixed price basis or implementation of applications or solutions, are recognized considering costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred cost represents work performed, which corresponds with, and thereby reasonably reflects transfer of control to the client. The use of this method requires significant judgment to estimate the stage of completion and/or cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. The Company regularly monitors these estimates throughout the execution of the project and records changes in the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
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
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, volume discounts entailing variability in revenue earned, and contracts under the Company’s reimbursement optimization services whereby variability in revenue is attributable to the amount the Company enables its customers to recover.
The Company considers its historical experience, including trends with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
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
Deferred Revenue and Contract Fulfillment Costs
Contract liabilities (deferred revenue) consist of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example, where the Company does not have an enforceable contract.
Further, the Company also defers any upfront payments collected from its customers attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are classified under “Deferred revenue” and “Other non-current liabilities” in the Company’s consolidated balance sheets and are recognized as (or when) the performance obligation is fulfilled under the contract with customer.
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
Out-of-Pocket Expenses
Reimbursements of out-of-pocket expenses received from customers are included as part of revenues.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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
The Company’s investment in money market funds is considered as cash equivalents. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(expense), net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold and is included in other income/(expense), net.
Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage for the Company’s operations.
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

The Company’s investments in term deposits with financial institutions are measured and recognized at amortized cost. Interest earned on such investments is included in other income/(expense), net.

The Company’s mutual fund investments are in debt funds invested in India. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(expense), net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold and is included in other income/(expense), net.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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
Depreciation is computed using the straight-line method over the estimated useful lives of the assets and is presented under “Depreciation and amortization expense” in the consolidated statements of income.
Property and equipment which are abandoned and disposed other than by sale, are assessed for revision of their useful life, thereby revising the future depreciation to reflect the use of property and equipment over the remaining shortened life.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The estimated useful life have been disclosed in Note 9 - Property and Equipment to the consolidated financial statements.

(i)Software Development Costs
The Company capitalizes certain costs related to the development or enhancements to existing software products to be sold, leased or otherwise marketed and / or used for internal-use. The Company begins to capitalize costs to develop or enhance software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within “General and administrative expenses” in the Company’s consolidated statements of income. Costs incurred on internally developed software not yet ready for its intended use before the end of the reporting period, net of impairment, if any, are classified as capital work in progress. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.
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

Annual amortization of internally developed software products meant for sale, lease or otherwise marketing is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 5 years from the date the product became available for use. Annual amortization of internally developed software products meant for internal-use is based on the straight-line method over the estimated useful lives of the internally developed software products. Amortization of such internally developed software is presented under “Depreciation and amortization expense” in the consolidated statements of income.
(j)Business Combinations, Goodwill and Other Intangible Assets

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. The Company undertakes studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. The Company examines the carrying value and fair value of the reporting unit that includes goodwill as and when the circumstances warrant, to determine whether there are any impairment losses.
Refer to Note 10 - Goodwill and Other Intangible Assets to the consolidated financial statements for discussion of the Company's goodwill impairment testing.
The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Intangible assets acquired in a business combination are initially valued and recognized at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. Amortization of intangible assets with definite lives is presented under “Depreciation and amortization expense” in the consolidated statements of income. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to its fair value, which is calculated using the estimated future undiscounted net cash flows expected to be generated by the asset. If the fair value of the intangible assets is less than the carrying amount of the asset, the asset is considered impaired and an impairment expense is recognized equal to any shortfall in the current period.
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Useful Lives (in years)
Customer relationships	7-15
Developed technology	3-10
Non-compete agreements	4
Trade names and trademarks	10

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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
The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods.
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(expense), net.” Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements for details.
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
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), which was adopted by the Company's stockholders on June 15, 2018, which replaces and supersedes the 2015 Amendment and Restatement of the Company’s 2006 Omnibus Award Plan (the “Prior Plan”) and is effective upon the date approved by the Company’s stockholders, the Company grants performance-based restricted stock units (“PRSU”) to executive officers and other specified employees. Generally, the Company grants PRSUs that cliff vest based on an aggregated revenue target (“PU”) for a three-year period, and PRSUs that are based on market conditions (“MU”) and cliff vest upon meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of the respective targets. However, the features of the equity incentive compensation program are subject to change by the Compensation and Talent Management Committee of the Company’s board of directors.
The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PU is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PU as of December 31, 2023 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MU will be recognized if the requisite performance period is fulfilled, regardless of the extent of the market condition achieved.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Stock-based compensation expense associated with the Company's 2022 Employee Stock Purchase Plan (“ESPP”) is measured at fair-value using a Black-Scholes option-pricing model at the commencement of each offering period and recognized over that offering period.
(o)Forward Stock Split
The Company recognizes the effects of a forward stock split in the financial statements if there are changes in the total par value of the increased shares upon such forward stock split. The Company reclassifies an amount equal to the par value of the increased shares resulting from the forward stock split from “Additional paid-in capital” to “Common stock.” The Company presents the effects of a forward stock split on earnings per share in the financial statements retroactively for all the periods presented. The Company has an option to present other effects of the forward stock split, including changes in the total par value of the increased shares and count of shares of common stock, in the consolidated financial statements either retroactively for all the periods presented or only for the period in which the forward stock split of the common stock becomes effective. The Company has elected to present the effects of the forward stock split retroactively for all the periods presented.
(p)Income Taxes
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
The Company recognizes the tax effects of Global Intangible Low-Taxed Income of certain foreign subsidiaries as a period cost.
(q)Concentration of Credit Risk in Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, surplus funds are maintained as cash equivalents and short-term investments, and are invested in highly-rated mutual funds, money market funds and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its customers in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.
(r)Fair value measurements
ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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
Operating leases are presented within “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company's consolidated balance sheets. Long-lived assets underlying finance leases are presented within “Property and equipment” and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities - others” and “other non-current liabilities - others,” respectively, in the Company's consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

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
December 31, 2023
(In thousands, except per share amount and share count)
The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.
(t)Government Grants
Government grants are recognized at their fair value when there is a reasonable assurance that the conditions attached to them shall be complied with and the grants will be received. Government grants relating to income are recognized as a reduction of expenses in the consolidated statements of income. Government grants relating to a property and equipment are recognized as a reduction from the cost of acquisition of such property and equipment. The grant is subsequently measured in the consolidated statements of income over the life of the property and equipment in the form of reduced depreciation expense.
(u)Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common shares issued and outstanding during the period plus the potentially dilutive effect of common stock equivalents, including, outstanding stock options, restricted stock, restricted stock units and employee stock purchase plans. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards and outstanding convertible notes except where the results would be anti-dilutive. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
The Company calculates the dilutive effect of convertible notes using the treasury stock method through the maturity date of the convertible notes, if it has the intent and ability to settle the principal amount of the outstanding convertible notes in cash. Under the treasury stock method, the convertible notes shall have a dilutive impact related to the conversion premium, if any, on diluted earnings per share to the extent the issuance is dilutive based on the average market price of the Company’s common stock for a reporting period being greater the conversion price.
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
(w)Recent Accounting Pronouncements
In March 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-01, Leases (“Accounting Standards Codification (“ASC”) Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company does not have any lease arrangements with entities under common control and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor for SEC action, and plan accordingly for adoption.
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“ASC Topic 280”): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis for all public entities by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“ASC Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (“ASC Topic 205”), Income Statement-Reporting Comprehensive Income (“ASC Topic 220”), Distinguishing Liabilities from Equity (“ASC Topic 480”), Equity (“ASC Topic 505”), and Compensation-Stock Compensation (“ASC Topic 718”) pursuant to SEC Staff Accounting Bulletin No. 120 and amends various SEC paragraphs in the ASC. The ASU is effective immediately upon issuance and did not have a material impact on the Company’s consolidated financial statements.
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
The CODM generally reviews financial information such as revenues, cost of revenues and gross profit, disaggregated by the operating segments to allocate an overall budget among the operating segments.
The Company does not allocate and therefore the CODM does not evaluate, certain operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.
Revenues and cost of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

	Year ended December 31, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$529,855	$105,994	$265,692	$729,127	$1,630,668
Cost of revenues(1)	341,785	69,273	150,943	460,901	1,022,902
Gross profit(1)	$188,070	$36,721	$114,749	$268,226	$607,766
Operating expenses					369,011
Foreign exchange gain, net, interest expense and other income, net					(814)
Income tax expense					53,536
Gain from equity-method investment					153
Net income					$184,558
(1) Exclusive of depreciation and amortization expense.

	Year ended December 31, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$448,704	$97,351	$218,638	$647,351	$1,412,044
Cost of revenues(1)	287,734	70,951	128,017	409,893	896,595
Gross profit(1)	$160,970	$26,400	$90,621	$237,458	$515,449
Operating expenses					323,287
Foreign exchange gain, net, interest expense and other expense, net					(2,063)
Income tax expense					47,565
Gain from equity-method investment					434
Net income					$142,968
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)

	Year ended December 31, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$381,999	$112,386	$167,236	$460,672	$1,122,293
Cost of revenues(1)	239,529	69,760	91,737	289,908	690,934
Gross profit(1)	$142,470	$42,626	$75,499	$170,764	$431,359
Operating expenses					275,478
Loss on settlement of convertible notes, foreign exchange gain, net, interest expense and other income, net					(9,320)
Income tax expense					31,850
Gain from equity-method investment					47
Net income					$114,758
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

	Year ended December 31,
	2023	2022	2021
Digital operations and solutions(1)	$901,541	$764,693	$661,621
Analytics services	729,127	647,351	460,672
Revenues, net	$1,630,668	$1,412,044	$1,122,293
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2023	2022	2021
Revenues, net
The United States	$1,370,707	$1,213,477	$964,059
Non-United States
The United Kingdom	177,479	134,630	105,734
Rest of World	82,482	63,937	52,500
Total Non-United States	259,961	198,567	158,234
Revenues, net	$1,630,668	$1,412,044	$1,122,293

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	December 31, 2023	December 31, 2022
Long-lived assets
The United States	$61,592	$60,709
India	53,813	50,118
The Philippines	21,952	18,406
South Africa	20,890	3,980
Rest of World	6,982	4,962
Long-lived assets	$165,229	$138,175

4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment and Geographical Information to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2023	December 31, 2022
Accounts receivable, net	$308,108	$259,222
Contract assets	$9,665	$2,768
Contract liabilities:
Deferred revenue (consideration received in advance)	$9,764	$17,079
Consideration received for process transition activities	$12,411	$5,423
Accounts receivable includes $148,735 and $126,027 as of December 31, 2023 and 2022, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
There was no significant impairment of contract assets as of December 31, 2023 and 2022.
Revenue recognized during the years ended December 31, 2023 and 2022, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2023	2022
Deferred revenue (consideration received in advance)	$16,967	$17,964
Consideration received for process transition activities	$1,762	$1,635

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2023	2022	2023	2022
Opening Balance	$1,095	$511	$13,871	$5,795
Additions	1,841	1,014	13,605	15,509
Amortization	(814)	(430)	(2,803)	(7,433)
Closing Balance	$2,122	$1,095	$24,673	$13,871
There was no significant impairment for contract acquisition and contract fulfillment costs as of December 31, 2023 and 2022.
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	December 31, 2023	December 31, 2022
Accounts receivable, including unbilled receivables	$311,811	$260,554
Less: Allowance for expected credit losses	(3,703)	(1,332)
Accounts receivable, net	$308,108	$259,222

The movement in “Allowance for expected credit losses” was as follows:

	Year ended December 31,
	2023	2022
Opening Balance	$1,332	$573
Additions	2,450	815
Reductions due to write-off of accounts receivables	(79)	(60)
Currency translation adjustments	—	4
Closing Balance	$3,703	$1,332
Concentration of credit risk
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of December 31, 2023 and 2022.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2023	2022	2021
Numerators:
Net income	$184,558	$142,968	$114,758
Denominators (1):
Basic weighted average common shares outstanding	166,341,213	166,651,585	167,746,375
Dilutive effect of stock-based awards	1,820,158	2,517,705	2,043,465
Dilutive effect of conversion premium on the Notes (2)	—	—	1,432,550
Diluted weighted average common shares outstanding	168,161,371	169,169,290	171,222,390
Earnings per share attributable to ExlService Holdings, Inc. stockholders (1):
Basic	$1.11	$0.86	$0.68
Diluted	$1.10	$0.85	$0.67
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share (1)	1,628,932	2,830	53,525

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

(2) Represents dilution effect related to the conversion premium of the convertible senior notes in the calculation of diluted weighted average shares outstanding for the portion of the period until actual settlement during the third quarter of 2021. Refer to Note 18 – Borrowings to the consolidated financial statements for further details.

6. Other Income/(Expense), net

Other income/(expense), net consists of the following:

	Year ended December 31,
	2023	2022	2021
Gain on sale and fair value mark-to-market on investments	$5,013	$4,907	$4,891
Interest and dividend income	8,027	5,229	2,726
Fair value changes of contingent consideration (1)	(1,900)	(8,250)	—
Others, net	(306)	(1,896)	(844)
Other income/(expense), net	$10,834	$(10)	$6,773

(1) Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
7. Cash, Cash Equivalents and Restricted Cash
For the purposes of statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$136,953	$118,669	$135,337
Restricted cash (current)	4,062	4,897	6,174
Restricted cash (non-current)	4,386	2,055	2,299
Cash, cash equivalents and restricted cash	$145,401	$125,621	$143,810
Restricted cash (current) primarily represents funds held on behalf of customers in dedicated bank accounts. The corresponding liability against the same is included under “Accrued expenses and other current liabilities.” Restricted cash (non-current) represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments. These deposits with banks will mature one year after the balance sheet date.

8. Investments
Investments consist of the following:

	As of
	December 31, 2023	December 31, 2022
Short-term investments
Mutual funds	$52,650	$110,964
Term deposits	101,231	68,063
Total Short-term investments	$153,881	$179,027

Long-term investments
Term deposits	$239	$31,341
Investment in equity affiliate	4,191	3,438
Total Long-term investments	$4,430	$34,779

Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
9. Property and Equipment
Property and equipment consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2023	December 31, 2022
Owned Assets:
Network equipment and computers	3-5	$149,975	$130,218
Software	2-5	94,279	88,487
Leasehold improvements	3-8	41,933	42,890
Office furniture and equipment	3-8	21,199	20,211
Motor vehicles	2-5	686	605
Buildings	30	956	961
Land	—	625	629
Capital work in progress	—	12,276	14,459
		321,929	298,460
Less: Accumulated depreciation and amortization		(222,333)	(216,132)
		$99,596	$82,328
ROU assets under finance leases:
Network equipment and computers		58	82
Leasehold improvements		604	1,013
Office furniture and equipment		427	662
Motor vehicles		1,020	742
		2,109	2,499
Less: Accumulated depreciation		(1,332)	(1,999)
		$777	$500
Property and equipment, net		$100,373	$82,828
During the years ended December 31, 2023 and 2022, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2023	2022	2021
Depreciation and amortization expense	$35,812	$39,173	$36,354
The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

	Year ended December 31,
	2023	2022	2021
Effect of foreign exchange gain/(loss)	$(210)	$(180)	$524

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2023	December 31, 2022
Cost	$46,625	$31,544
Less : Accumulated amortization	(25,413)	(16,134)
Internally developed software, net	$21,212	$15,410

The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2023	2022	2021
Amortization expense	$9,282	$5,958	$4,253
As of December 31, 2023 and 2022, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

10. Goodwill and Other Intangible Assets
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2022	$50,428	$21,942	$49,020	$282,512	$403,902
Acquisition	—	—	—	1,992	1,992
Measurement period adjustments	—	—	—	2,229	2,229
Currency translation adjustments	(499)	(67)	(1,919)	(1)	(2,486)
Balance as of December, 2022	49,929	21,875	47,101	286,732	405,637
Currency translation adjustments	106	(3)	(100)	(1)	2
Balance as of December 31, 2023	$50,035	$21,872	$47,001	$286,731	$405,639
During 2023 and 2022, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new customers. The Company believes there are significant opportunities for adding new customers and additional growth and expansion within its existing customers by:
•Increasing the depth and breadth of the services, including adoption of new technology, for instance, generative AI, the Company provides across its customers’ value chains and geographies;

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
•Offering the full suite of the Company's services, which includes AI-powered digital operations and solutions and data and analytics; and
•Supporting the Company's customers’ geographic expansion leveraging its global footprint.
The Company also considers selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of its services and solutions, and complement its business strategy. Through its various partnership programs, the Company expands its technology and innovation ecosystem with select partnerships, alliances or investments that the Company expects will enhance go-to-market opportunities and expand the scope and effectiveness of the Company’s services and solutions by adding digital assets and intellectual property, which will help the Company to win new customers or allowing it to enter new industry verticals and geographic markets.
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
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,050	$(51,085)	$47,965
Developed technology	3,552	(2,522)	1,030
Trade names and trademarks	1,400	(1,286)	114
Non-compete agreements	336	(181)	155
	104,338	(55,074)	49,264
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$105,238	$(55,074)	$50,164

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(39,848)	$59,298
Developed technology	24,878	(20,902)	3,976
Trade names and trademarks	1,700	(1,303)	397
Non-compete agreements	336	(88)	248
	126,060	(62,141)	63,919
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,960	$(62,141)	$64,819
The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2023	2022	2021
Amortization expense	$14,678	$17,109	$12,778

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2023 was as follows:
2024	$12,135
2025	10,699
2026	10,362
2027	9,364
2028	6,704
Total	$49,264

11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2023	December 31, 2022
Advance income tax, net	$23,269	$5,716
Receivables from statutory authorities	18,500	15,724
Prepaid expenses	18,171	18,132
Derivative instruments	4,308	1,526
Deferred contract fulfillment costs	3,303	1,178
Contract assets	2,830	904
Advances to suppliers	1,883	1,944
Others	4,405	5,855
Other current assets	$76,669	$50,979

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2023	December 31, 2022
Deferred contract fulfillment costs	$21,370	$12,693
Deposits with statutory authorities	6,960	6,276
Contract assets	6,835	1,864
Lease deposits	5,159	6,621
Derivative instruments	3,299	820
Others	5,901	3,795
Other assets	$49,524	$32,069

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2023	December 31, 2022
Accrued expenses	$58,736	$47,854
Payable to statutory authorities	20,591	20,430
Contingent consideration	15,000	5,000
Client liabilities	6,909	5,110
Accrued capital expenditures	4,134	4,032
Derivative instruments	2,009	10,059
Others	5,521	2,867
Accrued expenses and other current liabilities	$112,900	$95,352

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2023	December 31, 2022
Retirement benefits	$16,666	$12,982
Deferred transition revenue	10,195	4,408
Unrecognized tax benefits	1,262	2,329
Contingent consideration	589	13,689
Derivative instruments	216	6,218
Others	2,534	1,666
Other non-current liabilities	$31,462	$41,292

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the years ended December 31, 2023, 2022 and 2021:

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation gain/(loss)	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Gains / (losses) recognized during the year	(11,134)	4,663	(558)	(7,029)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(9,264)	709	(8,555)
Income tax effects (2)	3,016	(778)	(10)	2,228
Accumulated other comprehensive income/(loss) as of December 31, 2021	$(95,437)	$8,420	$(2,457)	$(89,474)
Gains / (losses) recognized during the year	(47,734)	(27,333)	2,574	(72,493)
Reclassification to net income (1)	—	1,295	592	1,887
Income tax effects (2)	10,032	6,315	(410)	15,937
Accumulated other comprehensive income/(loss) as of December 31, 2022	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the year	652	14,403	1,337	16,392
Reclassification to net income (1)	—	5,208	(94)	5,114
Income tax effects (2)	(156)	(4,110)	(137)	(4,403)
Accumulated other comprehensive income/(loss) as of December 31, 2023	$(132,643)	$4,198	$1,405	$(127,040)

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
December 31, 2023
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$49,806	$—	$—	$49,806
Mutual funds (2)	52,650	—	—	52,650
Derivative financial instruments	—	7,607	—	7,607
Total	$102,456	$7,607	$—	$110,063
Liabilities
Derivative financial instruments	$—	$2,225	$—	$2,225
Contingent consideration (3)	—	—	15,589	15,589
Total	$—	$2,225	$15,589	$17,814

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$1,137	$—	$—	$1,137
Mutual funds (2)	110,964	—	—	110,964
Derivative financial instruments	—	2,346	—	2,346
Total	$112,101	$2,346	$—	$114,447
Liabilities
Derivative financial instruments	$—	$16,277	$—	$16,277
Contingent consideration (3)	—	—	18,689	18,689
Total	$—	$16,277	$18,689	$34,966

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
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

The following table summarizes the changes in the fair value of contingent consideration:

	Year ended December 31,
	2023	2022
Opening balance	$18,689	$9,000
Acquisitions	—	1,439
Fair value changes	1,900	8,250
Payments	(5,000)	—
Closing balance	$15,589	$18,689
During the years ended December 31, 2023 and 2022, there were no transfers among Level 1, Level 2 and Level 3.
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
Nonrecurring Fair Value Measurements of Assets:

Nonrecurring fair value measurements include impairment tests of goodwill conducted by the Company during the years ended December 31, 2023 and 2022, as applicable. The fair value determination of the Company's reporting units was based on a combination of the income approach, using a DCF model, which are Level 3 inputs, and also the market approach, as applicable, using market multiples for reporting units, which are Level 2 inputs. During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment charges on goodwill as the fair values of the reporting units exceeded their carrying value. Refer to Note 10 - Goodwill and Other Intangible Assets to the consolidated financial statements for further details.

17. Derivatives and Hedge Accounting
The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and are with counterparties that are highly rated financial institutions. For derivatives in cash flow hedging relationships as of December 31, 2023 and December 31, 2022, the Company had outstanding foreign currency forward contracts totaling $722,800 and $841,620, respectively and interest rate swaps totaling $75,000, each.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The Company estimates that approximately $2,357 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of December 31, 2023, could be reclassified into earnings within the next twelve months. As of December 31, 2023, the maximum outstanding term of the cash flow hedges was approximately 42 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee (INR), the Philippine peso (PHP), the U.K. pound sterling (GBP) and South African rand (ZAR). The Company also has exposure to Colombian pesos (COP), the Euro (EUR), the Australian dollar (AUD), the Canadian dollar (CAD) and other local currencies in which it operates.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	December 31, 2023	December 31, 2022
U. S. dollar (USD)	170,543	163,990
U.K. pound sterling (GBP)	14,544	8,351
Euro (EUR)	5,231	1,956
Australian dollar (AUD)	3,452	1,951
South African rand (ZAR)	150,150	—
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Assets:
Other current assets	$4,216	$1,271	$92	$255
Other assets	$3,299	$820	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$1,859	$10,044	$150	$15
Other non-current liabilities	$216	$6,218	$—	$—
The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the consolidated statements of income:

	Year ended December 31,
Derivative financial instruments:	2023	2022	2021
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$14,403	$(27,333)	$4,663

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$296	$(9,571)	$196

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2023		2022		2021
	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$1,022,902	$(5,180)	$896,595	$(1,304)	$690,934	$7,785
General and administrative expenses	$198,294	(454)	$169,016	141	$142,040	948
Selling and marketing expenses	$120,227	(40)	$97,989	10	$84,306	53
Depreciation and amortization expense	$50,490	(236)	$56,282	(32)	$49,132	478
Interest expense	$13,180	702	$8,252	(110)	$7,561	—
Total before tax		(5,208)		(1,295)		9,264
Income tax effects on above		797		(455)		(1,530)
Net of tax		$(4,411)		$(1,750)		$7,734

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,532	$296	$6,199	$(9,571)	$4,313	$196
Effect of net investment hedges on OCI:

	Year ended December 31,
	Amount of loss recognized in OCI
Net investment hedging relationships	2023	2022	2021
Foreign currency forward contracts	$—	$—	$1,134
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of December 31,
	2023	2022
	Revolving credit facility
Current portion of long-term borrowings	$65,000	$30,000

Long-term borrowings	135,000	220,000
Total borrowings	$200,000	$250,000

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $903 and $1,177 as of December 31, 2023 and 2022, respectively, are presented under “Other current assets” and “Other assets,” as applicable, in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017, with certain lenders and Citibank N.A. as Administrative Agent. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

On April 18, 2022, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into an Amendment and Restatement Agreement with Citibank, N.A., as Administrative Agent, and certain lenders (the “2022 Credit Agreement”), pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available to the Company is equal to $400,000; (b) extends the maturity date of the revolving credit facility from November 21, 2022 to April 18, 2027; and (c) replaces LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

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

Obligations under the 2022 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the Company’s and its material domestic subsidiaries’ assets. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2022 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both, as defined, for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.

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
The revolving credit facility carried an effective interest rate as shown below:

	Year ended December 31,
	2023	2022	2021
Effective Interest Rate	6.3%	2.9%	1.7%
As of December 31, 2023 and 2022, the Company was in compliance with all financial covenants under the 2022 Credit Agreement.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
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

During the year ended December 31, 2021, the Notes carried an effective interest rate of 3.6%.

On August 27, 2021, the Company entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes, by electing a combination of cash and shares of the Company’s common stock. During the year ended December 31, 2021, the Company recognized a loss on settlement of the Notes of $12,845, representing the difference between the fair value of the consideration allocated to the debt component and the carrying value of the debt component immediately before settlement, and is presented as “Loss on settlement of convertible notes,” in the Company’s consolidated statements of income. During the year ended December 31, 2021, the Company recognized interest expense and amortization of debt discount of $5,237 on the Notes.

Expected payments for all of the Company’s borrowings as of December 31, 2023 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments (1)
2024	$65,000	$11,356
2025	—	8,547
2026	—	8,547
2027	135,000	3,205
Total	$200,000	$31,655
(1) Interest payments are based on interest rate prevailing as of December 31, 2023.
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2023 and 2022, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding. Holders of the Company's common stock are entitled to one vote per share. Upon the liquidation or dissolution of the Company, its common stockholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The Company's shares of common stock have no preemptive, subscription, redemption or conversion rights.
Forward Stock Split
On June 20, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which upon filing with the Secretary of State of the State of Delaware on August 1, 2023, and effectiveness thereof, effected a 5-for-1 forward stock split of the Company’s common stock (the “2023 Stock Split”) and an increase in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares. The par value of each share of common stock, $0.001, remained unchanged.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)

All share count and per share amounts in the consolidated financial statements have been retrospectively adjusted from January 1, 2021 to reflect the 2023 Stock Split as if it occurred at the beginning of the earliest period presented. An amount equal to the par value of the increased shares resulting from the 2023 Stock Split was reclassified from “Additional paid-in capital” to “Common stock.”
Share Repurchases
The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Twelve months ended December 31, 2023	237,047	$7,853	$33.13
Twelve months ended December 31, 2022	164,080	$4,121	$25.12
Twelve months ended December 31, 2021	156,545	$2,752	$17.58
(1) The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the restricted stock units.
On December 16, 2019, the Company’s board of directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”).
On October 5, 2021, the Company’s board of directors authorized a $300,000 (excluding excise tax) common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”), and terminated the 2019 Repurchase Program on December 31, 2021.
Under the 2022 Repurchase Program and 2019 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, for a total consideration including commission and excluding excise tax, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Twelve months ended December 31, 2023	4,127,451	$125,416	$30.39
Twelve months ended December 31, 2022	2,519,290	$68,521	$27.20
Twelve months ended December 31, 2021	5,436,625	$115,605	$21.26
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, effective January 1, 2023, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $217 on repurchase of common stock as a part of cost of such repurchases for the year ended December 31, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2023, 2022 and 2021. The Company’s borrowings under its revolving credit facility could restrict its ability to declare or make any dividends or similar distributions.
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest which is declared periodically. The Company earned a return of approximately 7.6% per annum on the India Plan for the year ended December 31, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The benefit obligation has been measured as of December 31, 2023 and 2022. The following table sets forth the activity and the funded status of the gratuity plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

Change in projected benefit obligation	2023	2022
Projected benefit obligation as of January 1	$21,531	$23,271
Service cost	3,799	3,770
Interest cost	1,569	1,232
Benefits paid	(1,382)	(1,757)
Actuarial gain (1)	(1,166)	(2,639)
Effect of exchange rate changes	(114)	(2,346)
Projected benefit obligation as of December 31	$24,237	$21,531
Change in plan assets
Plan assets as of January 1	$14,449	$13,605
Actual return	1,220	798
Employer contribution	2,913	3,273
Benefits paid (2)	(1,343)	(1,737)
Effect of exchange rate changes	(105)	(1,490)
Plan assets as of December 31	$17,134	$14,449

Unfunded status as of December 31	$7,103	$7,082
Unfunded amount recognized in the consolidated balance sheets
Non-current liability (included under other non-current liabilities)	$6,925	$6,971
Current liability (included under accrued employee costs)	178	111
Total accrued liability	$7,103	$7,082

Accumulated benefit obligation as of December 31	$16,655	$14,447
Plan assets in excess of accumulated benefit obligation as of December 31	$479	$2
(1) During the years ended December 31, 2023 and 2022, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.
(2) Benefits payments were substantially made through the plan assets during the years ended December 31, 2023 and 2022.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Year ended December 31,
	2023	2022	2021
Service cost	$3,799	$3,770	$3,512
Interest cost	1,569	1,232	929
Expected return on plan assets	(1,048)	(872)	(796)
Amortization of actuarial (gain)/loss, gross of tax	(94)	592	709
Net gratuity cost	$4,226	$4,722	$4,354

Amortization of actuarial (gain)/loss, gross of tax	$(94)	$592	$709
Income tax effects on above	(74)	(179)	(204)
Amortization of actuarial (gain)/loss, net of tax	$(168)	$413	$505

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	As of December 31,
	2023	2022	2021
Net actuarial gain/(loss)	$777	$(462)	$(3,624)
Net prior service cost	(5)	(8)	(12)
Amount recognized in AOCI, excluding tax effects	$772	$(470)	$(3,636)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	Year ended December 31,
	2023	2022	2021
Discount rate	7.1%	7.3%	5.6%
Rate of increase in compensation levels	7.0%	7.8%	7.6%
Expected long-term rate of return on plan assets per annum	7.3%	7.3%	6.8%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2024	$3,461
2025	$3,045
2026	$3,027
2027	$3,216
2028	$2,653
2029 to 2033	$10,476

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
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
The Company’s accrual for contribution to the 401(k) Plans was as follows:

	Year ended December 31,
	2023	2022	2021
Contribution to the 401(k) Plans	$5,967	$5,205	$3,693
The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company was as follows:

	Year ended December 31,
	2023	2022	2021
Contributions to the defined social security contribution plans	$23,045	$18,215	$16,340
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
Supplemental balance sheet information

	As of
	December 31, 2023	December 31, 2022
Operating Lease
Operating lease ROU assets	$64,856	$55,347

Operating lease liabilities - Current	$12,780	$14,978
Operating lease liabilities - Non-current	58,175	48,155
Total operating lease liabilities	$70,955	$63,133

Finance Lease
Property and equipment, gross	$2,109	$2,499
Accumulated depreciation	(1,332)	(1,999)
Property and equipment, net	$777	$500

Finance lease liabilities - Current	$191	$164
Finance lease liabilities - Non-current	613	355
Total finance lease liabilities	$804	$519

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s consolidated statements of income, are as follows:

	Year ended December 31,
Lease cost	2023	2022
Finance lease:
Depreciation on underlying ROU assets	$181	$151
Interest on lease liabilities	90	59
	271	210
Operating lease(a)	20,188	21,783
Variable lease costs	4,374	5,033
Total lease cost	$24,833	$27,026
(a) Includes short-term leases, which are immaterial.
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31
	2023	2022
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$20,181	$23,227
Operating cash outflows for finance leases	$90	$59
Financing cash outflows for finance leases	$169	$142
ROU assets obtained in exchange for new operating lease liabilities	$24,880	$734
ROU assets obtained in exchange for new finance lease liabilities	$461	$312
Weighted average remaining lease term (in years)
Finance lease	3.1 years	2.8 years
Operating lease	5.5 years	5.9 years
Weighted average discount rate
Finance lease	14.6%	14.3%
Operating lease	7.7%	6.8%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in a net increase of its lease liabilities by $8,805 during the year ended December 31, 2023 and a decrease of its lease liabilities by $2,723 during the year ended December 31, 2022, with a corresponding adjustment to ROU assets.
As of December 31, 2023 and 2022, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
There was no impairment of ROU assets as of December 31, 2023 and 2022.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$17,806	$297
2025	16,878	256
2026	16,220	222
2027	13,712	191
2028	10,132	98
2029 and thereafter	14,018	—
Total lease payments	88,766	1,064
Less: Imputed interest	17,811	260
Present value of lease liabilities	$70,955	$804
Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$18,711	$228
2024	14,846	162
2025	10,037	114
2026	8,941	88
2027	6,474	79
2028 and thereafter	19,624	—
Total lease payments	78,633	671
Less: Imputed interest	15,500	152
Present value of lease liabilities	$63,133	$519

22. Income Taxes
The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2023	2022	2021
Domestic	$100,905	$80,949	$43,759
Foreign	137,036	109,150	102,802
	$237,941	$190,099	$146,561

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
	2023	2022	2021
Current provision:
Domestic	$51,450	$43,416	$18,532
Foreign	33,828	23,701	33,644
	$85,278	$67,117	$52,176
Deferred provision/(benefit):
Domestic	$(32,024)	$(17,624)	$(15,954)
Foreign	282	(1,928)	(4,372)
	(31,742)	(19,552)	(20,326)
Income tax expense	$53,536	$47,565	$31,850

Deferred income taxes recognized in OCI were as follows:

	Year ended December 31,
	2023	2022	2021
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(3,313)	$5,860	$(2,308)
Reclassification adjustment for cash flow hedges	(797)	455	1,530
Retirement benefits (incl. effects of tax rate changes)	(63)	(231)	194
Reclassification adjustment for retirement benefits	(74)	(179)	(204)
Foreign currency translation adjustments	(156)	10,032	3,016
Total	$(4,403)	$15,937	$2,228
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2023	2022	2021
Expected tax expense	$49,968	$39,921	$30,777
Foreign tax rate differential	5,333	(1,136)	1,127
Deferred tax provision	2,509	3,801	350
Unrecognized tax benefits	(187)	273	161
State taxes, net of Federal taxes	11,640	7,730	4,968
Non-deductible expenses	4,083	6,285	3,165
Excess tax benefit on stock-based compensation	(15,055)	(5,881)	(3,651)
Research and development credits	(4,235)	(2,230)	(1,727)
Prior period items	(1,415)	(688)	(931)
Benefit on settlement of convertible notes	—	—	(2,411)
Others	895	(510)	22
Tax expense	$53,536	$47,565	$31,850

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The effective tax rate decreased from 25.0% during the year ended December 31, 2022 to 22.5% during the year ended December 31, 2023. The Company recorded income tax expense of $53,536 and $47,565 for the years ended December 31, 2023 and 2022, respectively. While the effective tax rate decreased during the year ended December 31, 2023, the amount of income tax expense increased primarily as a result of higher profit during the year ended December 31, 2023, compared to the year ended December 31, 2022, and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation during the year ended December 31, 2023, compared to the year ended December 31, 2022.
During the year ended December 31, 2023, the Company’s foreign subsidiaries in India, the United Kingdom, Australia, Bulgaria and the Czech Republic repatriated an aggregate amount of $136,405 (net of $5,852 withholding taxes) to the United States. These distributions do not constitute a change in the Company’s permanent reinvestment assertion.
Effective for taxable years beginning after December 31, 2021, Internal Revenue Code Section 174, Amortization of Research and Experimental Expenditures, provides that research and experimentation expenses can no longer be currently deducted, instead such expenses are required to be capitalized. Such capitalized expenses are to be amortized over a period of five and fifteen years for the U.S. and foreign research, respectively. However, this change has no net impact on the consolidated statements of income for the years ended December 31, 2023 and 2022, due to an offset between current and deferred taxes.
The components of the deferred tax balances were as follows:

	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Tax credit carry forwards	$12,762	$5,716
Depreciation and amortization expense	14,569	14,734
Capitalized research and development expenses	47,276	24,743
Stock-based compensation	8,506	11,425
Accrued employee costs and other expenses	21,611	15,504
Net operating loss carry forwards	212	412
Net unrealized foreign exchange loss	21,449	23,572
Deferred rent	2,853	3,120
Others	416	272
	129,654	99,498
Valuation allowance	(482)	(309)
Deferred tax assets	$129,172	$99,189

Deferred tax liabilities:
Intangible assets	$27,095	$27,807
Net unrealized gain on investments	3,704	6,006
Capitalized costs	5,999	332
Foreign branch accounting	8,810	7,618
Others	2,132	2,182
Deferred tax liabilities	$47,740	$43,945
Net deferred tax assets	$81,432	$55,244
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability deferred tax assets as of December 31, 2023 and 2022, and recorded a valuation allowance of $482 and $309, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
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
The following table summarizes the activity related to the unrecognized tax benefits:

	Year ended December 31,
	2023	2022	2021
Balance as of January 1	$1,449	$1,068	$907
Increases/(decreases) related to prior year tax positions	(610)	158	(12)
Increases related to current year tax positions	423	223	173
Balance as of December 31	$1,262	$1,449	$1,068
The unrecognized tax benefits as of December 31, 2023 of $1,262, if recognized, would impact the effective tax rate.
As of December 31, 2023 and 2022, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
23. Stock-Based Compensation
Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the consolidated financial statements for further details.

On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Omnibus Incentive Plan, which among other things, reserves 15,875,000 shares of the Company’s common stock for grants of awards under the 2018 Omnibus Incentive Plan. As of December 31, 2023, the Company had 3,249,875 shares available for grant under the 2018 Omnibus Incentive Plan.

Under the 2018 Omnibus Incentive Plan, the Compensation and Talent Management Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance-based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. Stock options have a contractual period of ten years from the date of grant and vest ratably over four years. Restricted stock units generally vest proportionally over a period of four years from the date of grant, unless specified otherwise.
Stock-based compensation expense by nature of function, as below, are included in the consolidated statements of income:

	Year ended December 31,
	2023	2022	2021
Cost of revenues	$14,686	$11,535	$7,871
General and administrative expenses	21,574	20,016	16,396
Selling and marketing expenses	22,177	17,815	14,354
Total	$58,437	$49,366	$38,621

Income tax benefit related to stock-based compensation (1)	$17,333	$9,785	$9,424

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
(1) Includes $15,055, $5,881 and $3,651 during the years ended December 31, 2023, 2022 and 2021, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2022	15,465	$5.52	$439	1.0
Granted	1,790,695	30.14	—	9.5
Exercised	(15,465)	5.52	384	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2023	1,790,695	$30.14	$1,278	9.5
Vested and exercisable as of December 31, 2023	—	$—	$—	—
Weighted average grant date fair value of per unit of stock option granted during the period	$12.03
Stock options granted under the 2018 Omnibus Incentive Plan during the year ended December 31, 2023, have a contractual period of ten years and vest ratably over four years.

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended December 31, 2023
Dividend yield	—
Expected life (years)	6.25
Risk free interest rate for expected life	3.8%
Volatility for expected life	32.4%

The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

As of December 31, 2023, unrecognized compensation cost of $18,717 is expected to be expensed over a weighted average period of 3.5 years.
The grant date fair value of stock options exercised and cash received from stock options exercised was as follows:

	Year ended December 31,
	2023	2022	2021
Grant date fair value	$30	$—	$257
Cash received	$85	$—	$710

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
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
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	238,115	$24.95
Granted	—	—
Vested	—	—
Forfeited	(20,885)	24.95
Outstanding as of December 31, 2023	217,230	$24.95
As of December 31, 2023, unrecognized compensation cost of $2,255 is expected to be expensed over a weighted average period of 1.3 years.

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
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022*	4,615,630	$19.74
Granted	1,258,712	33.99
Vested*	(1,784,973)	18.52
Forfeited	(357,857)	21.60
Outstanding as of December 31, 2023*	3,731,512	$24.96
* As of December 31, 2023 and 2022, restricted stock units vested for which the underlying common stock is yet to be issued are 324,125 and 872,450, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The fair value of restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2023, unrecognized compensation cost of $59,067 is expected to be expensed over a weighted average period of 2.4 years.
The weighted average fair value of restricted stock units granted and the grant date fair value of restricted stock units vested was as follows:

	Year ended December 31,
	2023	2022	2021
Weighted average fair value	$33.99	$24.28	$18.25
Grant date fair value	$33,058	$24,002	$23,845
Performance-Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the year ended December 31, 2023, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2023	2022	2021
Dividend yield	—	—	—
Expected life (years)	2.9	2.9	2.9
Risk free interest rate for expected life	4.3%	1.7%	0.5%
Volatility for expected life	32.9%	38.3%	65.2%
PRSU activity under the Company’s stock plans is shown below:

	Revenue-Based PRSUs		Market Condition-Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	247,955	$24.00	893,560	$26.94
Granted	219,740	34.56	329,245	44.72
Adjustment upon final determination of level of performance goal achievement*	—	—	476,055	23.96
Vested	(245)	25.94	(952,475)	23.96
Forfeited	(29,450)	25.94	(89,935)	28.71
Outstanding as of December 31, 2023	438,000	$29.16	656,450	$37.78
* Represents adjustment of shares vested in respect of MUs granted in February 2021 upon achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2023.
As of December 31, 2023, unrecognized compensation cost of $22,564 is expected to be expensed over a weighted average period of 1.5 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2022	4,000,000
Issuance of common stock related to the:
First offering period	(38,180)	$1,013
Second offering period	(130,495)	$3,548
Shares available for issuance as of December 31, 2023	3,831,325
Issuance of common stock related to the third offering period made subsequent to December 31, 2023	71,645	$1,948

The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

	Third offering period of July 1, 2023 to December 31, 2023	Second offering period of January 1, 2023 to June 30, 2023	First offering period of October 1, 2022 to December 31, 2022
Dividend yield	—	—	—
Expected life (years)	0.5	0.5	0.3
Risk free interest rate for expected life	5.4%	4.7%	3.3%
Volatility for expected life	25.5%	38.9%	43.6%
Discount for illiquidity	8.9%	10.3%	9.9%

24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which beneficially owns more than 10% of the Company’s common stock as of December 31, 2023. During the year ended December 31, 2023 and 2022, the Company recognized revenues, net of $1,975 and $2,258, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $209 and $856 related to this service contract as of December 31, 2023 and 2022, respectively.

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
The following transactions with the Purchaser were recognized by the Company in connection with the Notes during the year ended December 31, 2021:

Repayment of the Notes in cash	$200,000
Repayment of the Notes in shares	$36,742
Interest expense on the Notes	$3,442

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)

25. Commitments and Contingencies
Capital Commitments
As of December 31, 2023 and 2022, the Company had committed to spend approximately $7,100 and $9,700, respectively, under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as “Capital work in progress” under “Property and equipment.”
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. During the year ended December 31, 2023, the Company invested $600 in the Partnership and is committed under the Partnership to make further investments up to an amount of $3,400.
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

The Company’s operations centers in the Philippines are registered as qualified Philippines Economic Zone Authority units, which provides the Company fiscal incentives on the import of capital goods and local purchase of services and materials. The Company is required to meet certain requirements to retain the incentives. The Company has complied, and intends to continue compliance with the requirements to avail itself of the incentives.
Contingencies
The transfer pricing regulations in the countries where the Company operates require that controlled intercompany transactions be at arm’s-length. Accordingly, the Company determines and documents pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. The tax authorities have jurisdiction to review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of December 31, 2023 and 2022 is $36,694 and $37,088, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,227 and $7,532, as of December 31, 2023 and 2022, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,493 and $5,526, as of December 31, 2023 and 2022, respectively. The Company has provided bank guarantees against these demands in the amounts of $4,570 and $nil, as of December 31, 2023 and 2022, respectively. The GST authorities rejected the Company’s refund claims in the amounts of $4,748 and $3,866 as of December 31, 2023 and 2022, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of December 31, 2023 and 2022, respectively.

One of the Company’s subsidiary in India has undergone an assessment with the statutory authority with respect to defined social security contribution plan. Except for some components of the assessment for which the Company has recognized a provision in the financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that the matter is without merit. The Company is defending

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2023
(In thousands, except per share amount and share count)
against the assessment order and has accordingly instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessment will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments in this matter.
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

26. Subsequent Events
On February 26, 2024, the Company’s board of directors authorized a $500,000 common stock repurchase program (the “2024 Repurchase Program”), effective March 1, 2024, for a two-year period, in line with its capital allocation strategy. Under the 2024 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management. The 2024 Repurchase Program replaces the 2022 Repurchase Program, which was terminated effective February 29, 2024.