Form 10-Q
period 2024-03-31
ExlService Holdings, Inc.
filed 2024-05-02
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

As of April 30, 2024, there were 162,438,150 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	7	$108,565	$136,953
Short-term investments	8	137,585	153,881
Restricted cash	7	4,291	4,062
Accounts receivable, net	4	335,523	308,108
Other current assets	11	78,753	76,669
Total current assets		664,717	679,673
Property and equipment, net	9	101,622	100,373
Operating lease right-of-use assets	21	66,799	64,856
Restricted cash	7	4,376	4,386
Deferred tax assets, net	22	91,840	82,927
Goodwill	10	405,574	405,639
Other intangible assets, net	10	47,080	50,164
Long-term investments	8	4,404	4,430
Other assets	12	52,979	49,524
Total assets		$1,439,391	$1,441,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$3,093	$5,055
Current portion of long-term borrowings	18	65,000	65,000
Deferred revenue		16,939	12,318
Accrued employee costs		50,970	117,137
Accrued expenses and other current liabilities	13	107,059	112,900
Current portion of operating lease liabilities	21	13,486	12,780
Income taxes payable, net	22	4,894	1,213
Total current liabilities		261,441	326,403
Long-term borrowings, less current portion	18	280,000	135,000
Operating lease liabilities, less current portion	21	59,876	58,175
Deferred tax liabilities, net	22	1,435	1,495
Other non-current liabilities	14	33,384	31,462
Total liabilities		636,136	552,535
Commitments and contingencies	25
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 204,734,988 shares issued and 162,425,610 shares outstanding as of March 31, 2024 and 203,410,038 shares issued and 165,277,880 shares outstanding as of December 31, 2023	19	204	203
Additional paid-in capital		502,827	508,028
Retained earnings		1,132,426	1,083,663
Accumulated other comprehensive loss	15	(130,436)	(127,040)
Total including shares held in treasury		1,505,021	1,464,854

Less: 42,309,378 shares as of March 31, 2024 and 38,132,158 shares as of December 31, 2023, held in treasury, at cost	19	(701,766)	(575,417)
Total stockholders’ equity		803,255	889,437
Total liabilities and stockholders’ equity		$1,439,391	$1,441,972

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended March 31,
	Notes	2024	2023
Revenues, net	3, 4	$436,507	$400,643
Cost of revenues (1)		273,424	251,469
Gross profit (1)		163,083	149,174
Operating expenses:
General and administrative expenses		53,243	46,746
Selling and marketing expenses		35,970	29,493
Depreciation and amortization expense	9, 10	12,346	13,487
Total operating expenses		101,559	89,726
Income from operations		61,524	59,448
Foreign exchange gain, net		359	105
Interest expense	18	(3,291)	(3,385)
Other income, net	6	3,952	3,155
Income before income tax expense and earnings from equity affiliates		62,544	59,323
Income tax expense	22	13,753	8,058
Income before earnings from equity affiliates		48,791	51,265
Gain/(loss) from equity-method investment		(28)	66
Net income attributable to ExlService Holdings, Inc. stockholders		$48,763	$51,331
Earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		$0.30	$0.31
Diluted		$0.29	$0.30
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		165,082,387	167,197,820
Diluted		166,726,853	169,657,400

(1) Exclusive of depreciation and amortization expense.
(2) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended March 31,
	Notes	2024	2023
Net income		$48,763	$51,331
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(62)	7,294
Currency translation adjustments		(3,064)	5,313
Reclassification adjustments:
(Gain)/loss on cash flow hedges(1)	17	(443)	3,065
Retirement benefits(2)	20	(155)	(25)
Income tax effects relating to above(3)	22	328	(2,991)
Total other comprehensive income/(loss)		(3,396)	12,656
Total comprehensive income		$45,367	$63,987

(1)These are reclassified to net income and are included in cost of revenues, operating expenses and interest expense, as applicable in the unaudited consolidated statements of income.
(2)These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2024 and 2023
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount (2)
Balance as of January 1, 2024		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,324,950	1	1,947	—	—	—	—	1,948
Stock-based compensation	23	—	—	17,852	—	—	—	—	17,852
Acquisition of treasury stock	19	—	—	—	—	—	(4,177,220)	(126,349)	(126,349)
Accelerated share repurchase	5, 19	—	—	(25,000)	—	—	—	—	(25,000)
Other comprehensive income	15	—	—	—	—	(3,396)	—	—	(3,396)
Net income		—	—	—	48,763	—	—	—	48,763
Balance as of March 31, 2024		204,734,988	$204	$502,827	$1,132,426	$(130,436)	(42,309,378)	$(701,766)	$803,255

		Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares (1)	Amount
Balance as of January 1, 2023		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	1,731,960	2	1,010	—	—	—	—	1,012
Stock-based compensation	23	—	—	14,407	—	—	—	—	14,407
Acquisition of treasury stock	19	—	—	—	—	—	(1,296,905)	(42,363)	(42,363)
Other comprehensive income	15	—	—	—	—	12,656	—	—	12,656
Net income		—	—	—	51,331	—	—	—	51,331
Balance as of March 31, 2023		201,671,840	$202	$460,365	$950,436	$(131,487)	(35,064,565)	$(484,294)	$795,222

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

(2) Inclusive of excise tax for the three months ended March 31, 2024. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$48,763	$51,331
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	12,337	13,408
Stock-based compensation expense	17,852	14,407
Reduction in the carrying amount of operating lease right-of-use assets	4,995	4,883
Fair value mark-to-market of investments	353	8,186
Unrealized foreign currency exchange (gain)/loss, net	(274)	2,814
Deferred income tax benefit	(8,680)	(9,444)
(Reversal)/allowance for expected credit losses	(240)	342
Fair value changes in contingent consideration	(589)	—
Others, net	376	1,160
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27,578)	(30,896)
Other current assets	(11,394)	(6,046)
Income taxes payable, net	11,443	7,883
Other assets	(3,575)	(4,172)
Accounts payable	(1,936)	(4,445)
Deferred revenue	5,829	2,451
Accrued employee costs	(64,246)	(57,315)
Accrued expenses and other liabilities	10,307	26,931
Operating lease liabilities	(4,616)	(5,453)
Payment of contingent consideration	(11,000)	—
Net cash (used for)/provided by operating activities	(21,873)	16,025

Cash flows from investing activities:
Purchases of property and equipment	(11,266)	(12,479)
Proceeds from sale of property and equipment	62	565
Purchases of investments	(64,932)	(51,495)
Proceeds from redemption of investments	80,825	106,750
Net cash provided by investing activities	4,689	43,341

Cash flows from financing activities:
Principal payments of finance lease liabilities	(60)	(43)
Proceeds from borrowings	180,000	50,000
Repayments of borrowings	(35,000)	(100,000)
Payment of contingent consideration	(4,000)	—
Acquisition of treasury stock	(152,227)	(42,363)
Proceeds from issuance of common stock	1,514	1,102
Net cash used for financing activities	(9,773)	(91,304)
Effect of exchange rate changes	(1,212)	1,282
Net decrease in cash, cash equivalents and restricted cash	(28,169)	(30,656)
Cash, cash equivalents and restricted cash at the beginning of the period	145,401	125,621
Cash, cash equivalents and restricted cash at the end of the period	$117,232	$94,965

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,971	$3,325
Income taxes	$11,122	$6,525
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$3,381	$3,827
Assets acquired under finance lease	$287	$99

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(b)Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the unaudited consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, determine lease term to calculate single operating lease cost, determine pattern of generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.
(c) Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of this ASU will not have a material impact on the Company’s unaudited consolidated financial statements. The Company will continue to monitor for SEC action, and plan accordingly for adoption.

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“Accounting Standards Codification (“ASC”) Topic 280”): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements on an annual and interim basis for all public entities by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“ASC Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC 718. The ASU will be effective for annual periods beginning after December 15, 2024, including interim periods within those years. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

In March 2024, FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the ASC that remove references to various FASB Concepts Statements. The ASU will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
(d) Recently adopted Accounting Pronouncements
In March 2023, FASB issued ASU No. 2023-01, Leases (“ASC Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company does not have any lease arrangements with entities under common control and the adoption of this ASU did not have a material impact on its unaudited consolidated financial statements.
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
Revenues and cost of revenues for the three months ended March 31, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$145,139	$26,250	$74,392	$190,726	$436,507
Cost of revenues(1)	92,292	17,317	40,979	122,836	273,424
Gross profit(1)	$52,847	$8,933	$33,413	$67,890	$163,083
Operating expenses					101,559
Foreign exchange gain, net, interest expense and other income, net					1,020
Income tax expense					13,753
Loss from equity-method investment					(28)
Net income					$48,763
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)

	Three months ended March 31, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$125,937	$26,703	$66,161	$181,842	$400,643
Cost of revenues(1)	82,324	18,809	35,970	114,366	251,469
Gross profit(1)	$43,613	$7,894	$30,191	$67,476	$149,174
Operating expenses					89,726
Foreign exchange gain, net, interest expense and other income, net					(125)
Income tax expense					8,058
Gain from equity-method investment					66
Net income					$51,331
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

	Three months ended March 31,
	2024	2023
Digital operations and solutions(1)	$245,781	$218,801
Analytics services	190,726	181,842
Revenues, net	$436,507	$400,643
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2024	2023
Revenues, net
The United States	$362,306	$339,073
Non-United States
The United Kingdom	50,402	41,574
Rest of World	23,799	19,996
Total Non-United States	74,201	61,570
Revenues, net	$436,507	$400,643

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	March 31, 2024	December 31, 2023
Long-lived assets
The United States	$60,177	$61,592
India	54,601	53,813
The Philippines	24,455	21,952
South Africa	22,588	20,890
Rest of World	6,600	6,982
Long-lived assets	$168,421	$165,229

4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, net	$335,523	$308,108
Contract assets	$10,063	$9,665
Contract liabilities:
Deferred revenue (consideration received in advance)	$14,251	$9,764
Consideration received for process transition activities	$14,026	$12,411
Accounts receivable includes $170,386 and $148,735 as of March 31, 2024 and December 31, 2023, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
There was no significant impairment of contract assets as of March 31, 2024 and December 31, 2023.
Revenue recognized during the three months ended March 31, 2024 and 2023, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended March 31,
	2024	2023
Deferred revenue (consideration received in advance)	$7,061	$13,002
Consideration received for process transition activities	$632	$703

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs			Contract Fulfillment Costs
	Three months ended		Year ended	Three months ended		Year ended
	March 31, 2024	March 31, 2023	December 31, 2023	March 31, 2024	March 31, 2023	December 31, 2023
Opening Balance	$2,122	$1,095	$1,095	$24,673	$13,871	$13,871
Additions	7	1,079	1,841	3,326	4,618	13,605
Amortization	(228)	(180)	(814)	(712)	(616)	(2,803)
Closing Balance	$1,901	$1,994	$2,122	$27,287	$17,873	$24,673
There was no significant impairment for contract acquisition and contract fulfillment costs as of March 31, 2024 and December 31, 2023.
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, including unbilled receivables	$338,881	$311,811
Less: Allowance for expected credit losses	(3,358)	(3,703)
Accounts receivable, net	$335,523	$308,108
The movement in “Allowance for expected credit losses” was as follows:

	Three months ended March 31,		Year ended
	2024	2023	December 31, 2023
Opening Balance	$3,703	$1,332	$1,332
Additions/(reductions)	(269)	451	2450
Reductions due to write-off of accounts receivable	(76)	(112)	(79)
Closing Balance	$3,358	$1,671	$3,703
Customer and credit risk concentration
No single customer accounted for more than 10% of the Company's revenues, net during the three months ended March 31, 2024 and 2023. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of March 31, 2024 and December 31, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2024	2023
Numerators:
Net income	$48,763	$51,331
Denominators (1):
Basic weighted average common shares outstanding	165,082,387	167,197,820
Dilutive effect of stock-based awards	1,644,466	2,459,580
Diluted weighted average common shares outstanding	166,726,853	169,657,400
Earnings per share attributable to ExlService Holdings, Inc. stockholders (1):
Basic	$0.30	$0.31
Diluted	$0.29	$0.30
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	3,181,304	546,345

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

On March 15, 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together with the Master Accelerated Share Repurchase Confirmation, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details. During the three months ended March 31, 2024, the Company recorded the initial delivery of shares in treasury stock at cost, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and prepayment of $25,000 was initially recorded in additional paid-in capital, which reflects the pending settlement of the 2024 ASR Agreement.

Had the 2024 ASR Agreement been settled as of March 31, 2024, determined based on the volume-weighted average price per share since its effective date, Citibank would have been required to deliver additional estimated shares to the Company. The effect of the potential share settlement under the 2024 ASR Agreement was excluded from the computation of diluted earnings per share as its inclusion would have been anti-dilutive.

6. Other Income, net

Other income, net consists of the following:

	Three months ended March 31,
	2024	2023
Gain on sale and fair value mark-to-market on investments	$1,016	$1,644
Interest and dividend income	2,284	1,721
Fair value changes of contingent consideration*	589	—
Others, net	63	(210)
Other income, net	$3,952	$3,155

* Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)

7. Cash, Cash Equivalents and Restricted Cash
For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Cash and cash equivalents	$108,565	$87,298	$136,953
Restricted cash (current)	4,291	5,598	4,062
Restricted cash (non-current)	4,376	2,069	4,386
Cash, cash equivalents and restricted cash	$117,232	$94,965	$145,401
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

8. Investments
Investments consist of the following:

	As of
	March 31, 2024	December 31, 2023
Short-term investments
Mutual funds	$44,488	$52,650
Term deposits	93,097	101,231
Total Short-term investments	$137,585	$153,881

Long-term investments
Term deposits	$241	$239
Investment in equity affiliate	4,163	4,191
Total Long-term investments	$4,404	$4,430

Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consists of the following:

		As of
	Estimated useful lives (Years)	March 31, 2024	December 31, 2023
Owned Assets:
Network equipment and computers	3-5	$153,955	$149,975
Software	2-5	98,957	94,279
Leasehold improvements	3-8	42,238	41,933
Office furniture and equipment	3-8	21,629	21,199
Motor vehicles	2-5	682	686
Buildings	30	954	956
Land	—	624	625
Capital work in progress	—	10,990	12,276
		330,029	321,929
Less: Accumulated depreciation and amortization		(229,400)	(222,333)
		$100,629	$99,596
ROU assets under finance leases:
Network equipment and computers		58	58
Leasehold improvements		602	604
Office furniture and equipment		425	427
Motor vehicles		1,262	1,020
		2,347	2,109
Less: Accumulated depreciation		(1,354)	(1,332)
		$993	$777
Property and equipment, net		$101,622	$100,373

During the three months ended March 31, 2024, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2024	2023
Depreciation and amortization expense	$9,266	$9,338

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

	Three months ended March 31,
	2024	2023
Effect of foreign exchange gain/(loss)	$(9)	$(79)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2024	December 31, 2023
Cost	$51,370	$46,625
Less : Accumulated amortization	(27,931)	(25,413)
Internally developed software, net	$23,439	$21,212

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2024	2023
Amortization expense	$2,520	$1,975
As of March 31, 2024 and December 31, 2023, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

10. Goodwill and Other Intangible Assets
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2024	$50,035	$21,872	$47,001	$286,731	$405,639
Currency translation adjustments	(25)	(2)	(38)	—	(65)
Balance as of March 31, 2024	$50,010	$21,870	$46,963	$286,731	$405,574
As of March 31, 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during the three months ended March 31, 2024, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2023. The Company did not identify any triggers or indications of potential impairment for its reporting units as of March 31, 2024.
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
March 31, 2024
(In thousands, except per share amount and share count)

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,050	$(53,898)	$45,152
Developed technology	3,539	(2,721)	818
Trade names and trademarks	1,400	(1,321)	79
Non-compete agreements	336	(205)	131
	104,325	(58,145)	46,180
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$105,225	$(58,145)	$47,080

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,050	$(51,085)	$47,965
Developed technology	3,552	(2,522)	1,030
Trade names and trademarks	1,400	(1,286)	114
Non-compete agreements	336	(181)	155
	104,338	(55,074)	49,264
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$105,238	$(55,074)	$50,164
The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2024	2023
Amortization expense	$3,080	$4,149

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2024 was as follows:
2024 (April 1 - December 31)	$9,049
2025	10,698
2026	10,360
2027	9,364
2028	6,709
Total	$46,180

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2024	December 31, 2023
Prepaid expenses	$27,225	$18,171
Receivables from statutory authorities	18,620	18,500
Advance income tax, net	15,508	23,269
Derivative instruments	3,903	4,308
Advances to suppliers	3,808	1,883
Deferred contract fulfillment costs	2,837	3,303
Contract assets	2,779	2,830
Others	4,073	4,405
Other current assets	$78,753	$76,669

12. Other Assets
Other assets consist of the following:

	As of
	March 31, 2024	December 31, 2023
Deferred contract fulfillment costs	$24,450	$21,370
Contract assets	7,284	6,835
Deposits with statutory authorities	6,945	6,960
Lease deposits	5,468	5,159
Derivative instruments	3,515	3,299
Others	5,317	5,901
Other assets	$52,979	$49,524
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2024	December 31, 2023
Accrued expenses	$54,957	$58,736
Payable to statutory authorities	35,304	20,591
Client liabilities	6,516	6,909
Accrued capital expenditures	3,789	4,134
Derivative instruments	2,172	2,009
Contingent consideration	—	15,000
Others	4,321	5,521
Accrued expenses and other current liabilities	$107,059	$112,900

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2024	December 31, 2023
Retirement benefits	$17,771	$16,666
Deferred transition revenue	11,339	10,195
Unrecognized tax benefits	1,368	1,262
Derivative instruments	345	216
Contingent consideration	—	589
Others	2,561	2,534
Other non-current liabilities	$33,384	$31,462
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the three months ended March 31, 2024 and 2023:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2024	$(132,643)	$4,198	$1,405	$(127,040)
Losses recognized during the period	(3,064)	(62)	—	(3,126)
Reclassification to net income (1)	—	(443)	(155)	(598)
Income tax effects (2)	519	(190)	(1)	328
Accumulated other comprehensive income/(loss) as of March 31, 2024	$(135,188)	$3,503	$1,249	$(130,436)

Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the period	5,313	7,294	—	12,607
Reclassification to net income (1)	—	3,065	(25)	3,040
Income tax effects (2)	(1,138)	(1,834)	(19)	(2,991)
Accumulated other comprehensive income/(loss) as of March 31, 2023	$(128,964)	$(2,778)	$255	$(131,487)
(1)    Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.
(2)    These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$15,073	$—	$—	$15,073
Mutual funds (2)	44,488	—	—	44,488
Derivative financial instruments	—	7,418	—	7,418
Total	$59,561	$7,418	$—	$66,979
Liabilities
Derivative financial instruments	$—	$2,517	$—	$2,517
Total	$—	$2,517	$—	$2,517

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$49,806	$—	$—	$49,806
Mutual funds (2)	52,650	—	—	52,650
Derivative financial instruments	—	7,607	—	7,607
Total	$102,456	$7,607	$—	$110,063
Liabilities
Derivative financial instruments	$—	$2,225	$—	$2,225
Contingent consideration (3)	—	—	15,589	15,589
Total	$—	$2,225	$15,589	$17,814

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
March 31, 2024
(In thousands, except per share amount and share count)
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended March 31,
	2024	2023
Opening balance	$15,589	$18,689
Fair value changes	(589)	—
Payments	(15,000)	—
Closing balance	$—	$18,689

During the three months ended March 31, 2024 and 2023, there were no transfers among Level 1, Level 2 and Level 3.
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
March 31, 2024
(In thousands, except per share amount and share count)
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	March 31, 2024	December 31, 2023
Foreign currency forward contracts
U. S. dollar (USD)	707,200	722,800
U.K. pound sterling (GBP)	1,100	—

Interest rate swaps
USD	75,000	75,000
The Company estimates that approximately $1,765 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of March 31, 2024, could be reclassified into earnings within the next twelve months. As of March 31, 2024, the maximum outstanding term of the cash flow hedges was approximately 45 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee (INR), the Philippine peso (PHP), the U.K. pound sterling (GBP) and South African rand (ZAR). The Company also has exposure to the Colombian peso (COP), the Euro (EUR), the Australian dollar (AUD), the Canadian dollar (CAD) and other local currencies in which it operates.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	March 31, 2024	December 31, 2023
USD	189,760	170,543
GBP	15,994	14,544
EUR	4,637	5,231
AUD	5,141	3,452
ZAR	157,291	150,150
COP	2,747,748	—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets:
Other current assets	$3,836	$4,216	$67	$92
Other assets	$3,515	$3,299	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$2,071	$1,859	$101	$150
Other non-current liabilities	$345	$216	$—	$—
The following table set forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended March 31,
Derivative financial instruments:	2024	2023
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(62)	$7,294

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$40	$2,528

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended March 31,
	2024		2023
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$273,424	$150	$251,469	$(2,755)
General and administrative expenses	$53,243	39	$46,746	(242)
Selling and marketing expenses	$35,970	4	$29,493	(19)
Depreciation and amortization expense	$12,346	8	$13,487	(123)
Interest expense	$3,291	242	$3,385	74
Total before tax		443		(3,065)
Income tax effects on above		(102)		534
Net of tax		$341		$(2,531)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$359	$40	$105	$2,528
	$359	$40	$105	$2,528
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	March 31, 2024	December 31, 2023
	Revolving credit facility
Current portion of long-term borrowings	$65,000	$65,000

Long-term borrowings	280,000	135,000
Total borrowings	$345,000	$200,000
Unamortized debt issuance costs for the Company’s revolving credit facility of $835 and $903 as of March 31, 2024 and December 31, 2023, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
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
The revolving credit facility carried an effective interest rate as shown below:

	Three months ended March 31,
	2024	2023
Effective Interest Rate	6.7%	5.9%
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Agreement.
Expected payments for all of the Company’s borrowings as of March 31, 2024 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments (1)
2024 (April 1 - December 31)	$65,000	$14,612
2025	—	17,645
2026	—	17,645
2027	280,000	6,617
Total	$345,000	$56,519
(1) Interest payments are based on interest rate prevailing as of March 31, 2024.

Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of each of March 31, 2024 and December 31, 2023, the Company had outstanding letters of credit of $461, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
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
All share count and per share amounts in the unaudited consolidated financial statements have been retrospectively adjusted from January 1, 2023 to reflect the 2023 Stock Split as if it occurred at the beginning of the earliest period presented. An amount equal to the par value of the increased shares resulting from the 2023 Stock Split was reclassified from “Additional paid-in capital” to “Common stock.”
Share Repurchases
The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2024	200,402	$6,375	$31.81
Three months ended March 31, 2023	191,780	$6,529	$34.04
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

On February 26, 2024, the Company’s board of directors authorized a $500,000 (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”), and terminated the 2022 Repurchase Program on February 29, 2024.

On March 15, 2024, the Company entered into a 2024 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,350,084 shares of its common stock at an initial price of $29.85 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2024 ASR Agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815- 40") and deemed to have a fair value of zero at the effective date. Under the terms of the 2024 ASR Agreement, the ultimate number of shares of Common Stock that the Company will repurchase, will be based on the average of the daily volume-weighted average prices of the Common Stock during the term of the 2024 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR Agreement. At final settlement, Citibank may be required to deliver additional shares of Common Stock to the Company, or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of Common Stock, at its election, to Citibank. The final settlement of the 2024 ASR Agreement is expected to be completed on July 18, 2024, subject to acceleration at Citibank’s discretion, which could be completed as early as June 17, 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Under the Company’s two repurchase programs, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, for a total consideration including commissions and excluding excise tax, under its two repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended March 31, 2024	3,976,818	$119,430	$30.03
Three months ended March 31, 2023	1,105,125	$35,834	$32.43
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, effective January 1, 2023, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $544 on repurchase of common stock as a part of cost of such repurchases for the three months ended March 31, 2024.
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest which is declared periodically. The Company expects to earn a return of approximately 7.0% per annum on the India Plan for the year ending on December 31, 2024.

Change in Plan Assets
Plan assets as of January 1, 2024	$17,134
Actual return	301
Employer contribution	—
Benefits paid	(241)
Currency translation adjustments	(40)
Plan assets as of March 31, 2024	$17,154

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended March 31,
	2024	2023
Service cost	$1,108	$956
Interest cost	388	395
Expected return on plan assets	(312)	(263)
Amortization of actuarial (gain)/loss, gross of tax	(155)	(25)
Net gratuity cost	$1,029	$1,063

Amortization of actuarial (gain)/loss, gross of tax	$(155)	$(25)
Income tax effects on above	(1)	(19)
Amortization of actuarial (gain)/loss, net of tax	$(156)	$(44)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.
The Company’s accrual for contributions to the 401(k) Plans was as follows:

	Three months ended March 31,
	2024	2023
Contribution to the 401(k) Plans	$2,443	$2,386
The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company was as follows:

	Three months ended March 31,
	2024	2023
Contributions to the defined social security contribution plans	$6,749	$5,392
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Supplemental balance sheet information:

	As of
	March 31, 2024	December 31, 2023
Operating Lease
Operating lease ROU assets	$66,799	$64,856

Operating lease liabilities - Current	$13,486	$12,780
Operating lease liabilities - Non-current	59,876	58,175
Total operating lease liabilities	$73,362	$70,955

Finance Lease
Property and equipment, gross	$2,347	$2,109
Accumulated depreciation	(1,354)	(1,332)
Property and equipment, net	$993	$777

Finance lease liabilities - Current	$240	$191
Finance lease liabilities - Non-current	789	613
Total finance lease liabilities	$1,029	$804
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended March 31,
Lease cost	2024	2023
Finance lease:
Depreciation on underlying ROU assets	$67	$38
Interest on lease liabilities	36	20
	103	58
Operating lease (1)	5,350	4,883
Variable lease costs	984	1,007
Total lease cost	$6,437	$5,948
(1) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$4,616	$5,453
Operating cash outflows for finance leases	$36	$20
Financing cash outflows for finance leases	$60	$43
ROU assets obtained in exchange for new operating lease liabilities	$6,309	$1,213
ROU assets obtained in exchange for new finance lease liabilities	$287	$99
Weighted average remaining lease term (in years)
Finance lease	3.3 years	2.9 years
Operating lease	5.3 years	5.8 years
Weighted average discount rate
Finance lease	14.9%	14.0%
Operating lease	7.8%	7.0%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $3,228 during the three months ended March 31, 2024 and a decrease of its lease liabilities by $3,094 during the three months ended March 31, 2023, with a corresponding adjustment to ROU assets.
As of March 31, 2024 and December 31, 2023, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases
2024 (April 1 - December 31)	$14,029	$287
2025	18,485	349
2026	17,622	312
2027	15,111	259
2028	11,656	148
2029 and thereafter	14,429	13
Total lease payments	91,332	1,368
Less: Imputed interest	17,970	339
Present value of lease liabilities	$73,362	$1,029

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
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
The effective tax rate increased from 13.6% during the three months ended March 31, 2023 to 22.0% during the three months ended March 31, 2024. The Company recorded income tax expense of $13,753 and $8,058 for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and lower excess tax benefits related to stock-based compensation during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

During the three months ended March 31, 2024, one of the Company’s subsidiaries in India repatriated $18,255 (net of $996 withholding taxes) to the United States.

Deferred income taxes recognized in OCI were as follows:

	Three months ended March 31,
	2024	2023
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(292)	$(1,300)
Reclassification adjustment for cash flow hedges	102	(534)
Reclassification adjustment for retirement benefits	(1)	(19)
Currency translation adjustments	519	(1,138)
Total	$328	$(2,991)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
23. Stock-Based Compensation
Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2024	2023
Cost of revenues	$3,949	$3,566
General and administrative expenses	6,887	5,825
Selling and marketing expenses	7,016	5,016
Total	$17,852	$14,407

Income tax benefit related to stock-based compensation (1)	$5,358	$9,830

(1) Includes $7,523 and $12,520 during the three months ended March 31, 2024 and 2023, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of March 31, 2024 and December 31, 2023, the Company had 537,304 and 3,249,875 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

Stock Options
During the three months ended March 31, 2024 and 2023, there was no stock option activity under the Company’s stock-based compensation plans. The number of stock options that were unvested as of each of March 31, 2024 and December 31, 2023 were 1,790,695 units. The number of stock options that were vested and exercisable as of each of March 31, 2024 and December 31, 2023 were nil units.
As of March 31, 2024, unrecognized compensation cost of $17,378 is expected to be expensed over a weighted average period of 3.3 years.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	217,230	$24.95
Granted	—	—
Vested	(72,385)	24.95
Forfeited	—	—
Outstanding as of March 31, 2024*	144,845	$24.95
* As of March 31, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 72,385 and nil, respectively.
As of March 31, 2024, unrecognized compensation cost of $1,805 is expected to be expensed over a weighted average period of 1.0 year.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)

Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023*	3,731,512	$24.96
Granted	1,410,824	30.50
Vested	(1,255,770)	22.20
Forfeited	(30,585)	28.10
Outstanding as of March 31, 2024*	3,855,981	$27.86
* As of March 31, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 326,590 and 324,125, respectively.
As of March 31, 2024, unrecognized compensation cost of $91,761 is expected to be expensed over a weighted average period of 3.0 years.
Performance-Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the three months ended March 31, 2024, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company's meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	438,000	$29.16	656,450	$37.78
Granted	344,535	30.44	516,692	44.03
Vested	—	—	—	—
Forfeited	(1,985)	33.42	(2,965)	43.26
Outstanding as of March 31, 2024	780,550	$29.71	1,170,177	$40.53
As of March 31, 2024, unrecognized compensation cost of $55,900 is expected to be expensed over a weighted average period of 2.4 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
The fourth offering period under the 2022 ESPP commenced on January 1, 2024 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2023	3,831,325
Issuance of common stock related to the third offering period	71,645	$1,948
Shares available for issuance as of March 31, 2024	3,759,680
Contributions received for the fourth offering period up to March 31, 2024		$1,550
24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which reported that it beneficially owns more than 10% of the Company’s common stock as of December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company recognized revenues, net of $166 and $951, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $nil and $209, related to this service contract as of March 31, 2024 and December 31, 2023, respectively.

In February 2024, the Company entered into a service contract for providing analytics services to Corridor Platforms, Inc., which is an equity affiliate of the Company. During the three months ended March 31, 2024, the Company recognized revenues, net of $151 related to this service contract. The Company had outstanding accounts receivable, net of $151 related to this service contract as of March 31, 2024.

25. Commitments and Contingencies
Capital Commitments
As of March 31, 2024, the Company had committed to spend approximately $9,000 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment.”
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company is committed under the Partnership to make further investments up to an amount of $3,400.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2024
(In thousands, except per share amount and share count)
review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of March 31, 2024 and December 31, 2023 is $36,109 and $36,694, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,213 and $7,227, as of March 31, 2024 and December 31, 2023, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,481 and $5,493, as of March 31, 2024 and December 31, 2023, respectively. The Company has provided bank guarantees against these demands in the amounts of $4,559 and $4,570, as of March 31, 2024 and December 31, 2023, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $4,737 and $4,748 as of March 31, 2024 and December 31, 2023, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of March 31, 2024 and December 31, 2023, respectively.

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
26. Subsequent Event
In April 2024, the Company initiated a restructuring plan to align its workforce with market opportunities, business strategies and evolving customer needs. As part of this plan, the Company expects a reduction in its workforce impacting less than 2% of its global workforce and to record employee severance and related charges. The Company expects the plan to be substantially completed by the end of the second quarter ending June 30, 2024. The Company’s management does not believe that the restructuring plan will have a material adverse impact on its unaudited consolidated financial statements, results of operations or cash flows.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Some of the statements in the following discussion are forward looking statements.
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
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
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

Revenues
For the three months ended March 31, 2024, we generated revenues of $436.5 million compared to revenues of $400.6 million for the three months ended March 31, 2023, an increase of $35.9 million, or 9.0%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 83.0% and 11.5%, respectively, of our total revenues for the three months ended March 31, 2024 and 84.6% and 10.4%, respectively, of our revenues for the three months ended March 31, 2023.
For the three months ended March 31, 2024 and 2023, our total revenues from our top ten clients accounted for 33.3% and 34.8% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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
Digital Operations and Solutions: We provide our clients with a range of data and AI-led digital operations and solutions from our Insurance, Healthcare and Emerging Business strategic business units, which are focused on solving complex industry challenges, which include: a) multi-modal data ingestion using AI, and converting unstructured content into curated and usable data, b) real-time and comprehensive data insights including end-to-end data management and building a 360-degree view of our clients’ customers, c) omni-channel and frictionless customer experience including self-service, conversational AI and smart agent assist, d) intelligent and AI-powered redesign and automation of transaction processing and e) automated quality, compliance and audit. Some of our clients’ operations that we have transformed using the above solutions include underwriting operations, claims processing, accounts payables processing, utilization management, member and provider contact center services and collections and accounts receivable. We either manage and digitally transform these operations for our clients by deploying our solutions through a software-as-a-service model via our partners’ cloud network or a client’s on-cloud deployment model, to digitally transform their retained operations. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.
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
Income Taxes
The Organization for Economic Cooperation and Development, issued a Pillar II model for implementing a 15% global minimum tax effective January 1, 2024. The application of the rules relating to Pillar II continue to evolve, and there are countries that are still in the process of issuing attendant rules and regulations, including available transitional safe harbor rules. The two countries where we operate but do not meet the available safe harbor rules are the Republic of Ireland and the Philippines. The Pillar II impacts for the Republic of Ireland and the Philippines are not significant and have been properly reflected in our financial statements. We will continue to monitor Pillar II developments and assess any future impacts.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
The following table summarizes our results of operations:

					(dollars in millions)
	Three months ended March 31, 2024		Three months ended March 31, 2023
		Percentage of Revenues, net		Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$436.5	100.0%	$400.6	100.0%	$35.9	9.0%
Cost of revenues(1)	273.4	62.6%	251.5	62.8%	21.9	8.7%
Gross profit(1)	163.1	37.4%	149.1	37.2%	14.0	9.3%
Operating expenses:
General and administrative expenses	53.2	12.2%	46.7	11.7%	6.5	13.9%
Selling and marketing expenses	36.0	8.2%	29.5	7.4%	6.5	22.0%
Depreciation and amortization expense	12.4	2.8%	13.5	3.4%	(1.1)	(8.5)%
Total operating expenses	101.6	23.3%	89.7	22.4%	11.9	13.2%
Income from operations	61.5	14.1%	59.4	14.8%	2.1	3.5%
Foreign exchange gain, net	0.4	0.1%	0.1	—%	0.3	241.9%
Interest expense	(3.3)	(0.8)%	(3.4)	(0.8)%	0.1	(2.8)%
Other income, net	4.0	0.9%	3.2	0.8%	0.8	25.3%
Income before income tax expense and earnings from equity affiliates	62.6	14.3%	59.3	14.8%	3.3	5.4%
Income tax expense	13.8	3.2%	8.1	2.0%	5.7	70.7%
Income before earnings from equity affiliates	48.8	11.2%	51.2	12.8%	(2.4)	(4.8)%
Gain from equity-method investment	—	—%	0.1	—%	(0.1)	(142.4)%
Net income attributable to ExlService Holdings, Inc. stockholders	$48.8	11.2%	$51.3	12.8%	$(2.5)	(5.0)%
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues.
The following table summarizes our revenues by reportable segments:

	Three months ended March 31,			Percentage change	Percentage of Total Revenues for the three months ended
	2024	2023	Dollar Change		2024	2023
	(dollars in millions)
Insurance	$145.1	$125.9	$19.2	15.2%	33.3%	31.4%
Healthcare	26.3	26.7	(0.4)	(1.7)%	6.0%	6.7%
Emerging Business	74.4	66.2	8.2	12.4%	17.0%	16.5%
Analytics	190.7	181.8	8.9	4.9%	43.7%	45.4%
Total revenues, net	$436.5	$400.6	$35.9	9.0%	100.0%	100.0%

Revenues for the three months ended March 31, 2024 were up by $35.9 million, or 9.0%, compared to the three months ended March 31, 2023, driven primarily by revenue growth from our new and existing clients in the Insurance, Emerging Business and Analytics reportable segments.
Revenue growth in Insurance of $19.2 million was primarily driven by expansion of business from our new and existing clients of $19.6 million. This was partially offset by a loss of $0.4 million, mainly attributable to the depreciation of the Australian dollar against the U.S. dollar during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Revenue decline in Healthcare of $0.4 million was primarily driven by the ramp-down in certain existing clients of $1.3 million. This was partially offset by expansion of business from our existing clients of $0.9 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Revenue growth in Emerging Business of $8.2 million was primarily driven by expansion of business from our new and existing clients of $7.9 million and an increase in revenues of $0.3 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Revenue growth in Analytics of $8.9 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $8.4 million and an increase in revenues of $0.5 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin (%)
	Three months ended March 31,		Dollar Change	Percentage change	Three months ended March 31,		Percentage change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$92.3	$82.3	$10.0	12.1%	36.4%	34.6%	1.8%
Healthcare	17.3	18.8	(1.5)	(7.9)%	34.0%	29.6%	4.4%
Emerging Business	41.0	36.0	5.0	13.9%	44.9%	45.6%	(0.7)%
Analytics	122.8	114.4	8.4	7.4%	35.6%	37.1%	(1.5)%
Total	$273.4	$251.5	$21.9	8.7%	37.4%	37.2%	0.2%
Cost of revenues for the three months ended March 31, 2024 increased by $21.9 million, or 8.7% compared to the three months ended March 31, 2023. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended March 31, 2024 was 37.4% compared to 37.2% for the three months ended March 31, 2023, an increase of 20 basis points (“bps”)

primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
The increase in cost of revenues in Insurance of $10.0 million for the three months ended March 31, 2024 was primarily due to increases in employee-related costs of $8.8 million on account of higher headcount and wage inflation, higher technology costs of $1.3 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $1.4 million, partially offset by foreign exchange gain, net of hedging of $1.5 million. Gross margin in Insurance increased by 180 bps during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
The decrease in cost of revenues in Healthcare of $1.5 million for the three months ended March 31, 2024 was primarily due to lower facilities costs of $0.5 million resulting from optimization of office space, lower other operating costs of $0.7 million and foreign exchange gain, net of hedging of $0.3 million. Gross margin in Healthcare increased by 440 bps during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to operational efficiencies during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

The increase in cost of revenues in Emerging Business of $5.0 million for the three months ended March 31, 2024 was primarily due to increases in employee-related costs of $5.1 million on account of higher headcount and wage inflation and higher other operating costs $0.6 million, partially offset by foreign exchange gain, net of hedging of $0.7 million. Gross margin in Emerging Business decreased by 70 bps during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

The increase in cost of revenues in Analytics of $8.4 million for the three months ended March 31, 2024 was primarily due to increases in employee-related costs of $8.6 million on account of higher headcount and wage inflation and higher technology costs of $1.7 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs of $1.1 million and foreign exchange gain, net of hedging of $0.8 million. Gross margin in Analytics decreased by 150 bps during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increases in employee-related costs, partially offset by higher revenues during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
General and administrative expenses	$53.2	$46.7	$6.5	13.9%
Selling and marketing expenses	36.0	29.5	6.5	22.0%
Selling, general and administrative expenses	$89.2	$76.2	$13.0	17.0%
The increase in SG&A expenses of $13.0 million was primarily due to increases in employee-related costs of $7.9 million on account of higher headcount and wage inflation, higher investments in digital and generative AI capabilities of $3.9 million, higher sales and marketing spend of $0.5 million and higher other operating costs of $1.1 million. This was partially offset by foreign exchange gain, net of hedging of $0.4 million, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Depreciation and Amortization.

	Three months ended March 31,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
Depreciation expense	$9.3	$9.3	$—	—%
Intangible amortization expense	3.1	4.2	(1.1)	(25.8)%
Depreciation and amortization expense	$12.4	$13.5	$(1.1)	(8.5)%
The depreciation expense remained flat at $9.3 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in intangibles amortization expense of $1.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to end of useful lives for certain intangible assets.
Income from Operations. Income from operations increased by $2.1 million, or 3.5%, from $59.4 million for the three months ended March 31, 2023 to $61.5 million for the three months ended March 31, 2024, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the three months ended March 31, 2024.
Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.25 during the three months ended March 31, 2023 to 83.12 during the three months ended March 31, 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 54.78 during the three months ended March 31, 2023 to 56.24 during the three months ended March 31, 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.23 during the three months ended March 31, 2023 to 1.27 during the three months ended March 31, 2024. The average exchange rate of the U.S. dollar against the South African rand increased from 17.90 during the three months ended March 31, 2023 to 18.96 during the three months ended March 31, 2024.
We recorded a foreign exchange gain, net of $0.1 million for the three months ended March 31, 2023 compared to a foreign exchange gain, net of $0.4 million for the three months ended March 31, 2024.
Interest expense. Interest expense decreased from $3.4 million for the three months ended March 31, 2023 to $3.3 million for the three months ended March 31, 2024, primarily due to a lower average outstanding balance under our revolving credit facility during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, partially offset by a higher effective interest rate of 6.7% during the three months ended March 31, 2024, compared to 5.9% during the three months ended March 31, 2023.
Other Income, net.

	Three months ended March 31,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$1.0	$1.7	$(0.7)	(38.2)%
Interest and dividend income	2.3	1.7	0.6	32.7%
Fair value changes of contingent consideration	0.6	—	0.6	100.0%
Others, net	0.1	(0.2)	0.3	(130.0)%
Other income, net	$4.0	$3.2	$0.8	25.3%
Other income, net increased by $0.8 million, from $3.2 million for the three months ended March 31, 2023 to $4.0 million for the three months ended March 31, 2024. The increase is primarily due to a decrease of $0.6 million in contingent consideration liability related to our June 2022 acquisition of Inbound Media Group, LLC as a result of fair value adjustment and lower other expenses of $0.3 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Income Tax Expense. The effective tax rate increased from 13.6% during the three months ended March 31, 2023 to 22.0% during the three months ended March 31, 2024. We recorded income tax expense of $13.8 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and lower excess tax benefits related to stock-based compensation during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Net Income. Net income decreased from $51.3 million for the three months ended March 31, 2023 to $48.8 million for the three months ended March 31, 2024, primarily due to higher income tax expense of $5.7 million, partially offset by an increase in income from operations of $2.1 million, higher other income, net of $0.8 million, higher foreign exchange gain, net of $0.3 million and lower interest expense of $0.1 million.

Liquidity and Capital Resources

	Three months ended March 31,			Percentage Change
	2024	2023	Dollar Change
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$145.4	$125.6	$19.8	15.7%
Net cash (used for)/provided by operating activities	(21.9)	16.0	(37.9)	(236.5)%
Net cash provided by investing activities	4.7	43.3	(38.6)	(89.2)%
Net cash used for financing activities	(9.8)	(91.3)	81.5	(89.3)%
Effect of exchange rate changes	(1.2)	1.4	(2.6)	(194.5)%
Closing cash, cash equivalents and restricted cash	$117.2	$95.0	$22.2	23.4%
As of March 31, 2024 and 2023, we had $246.2 million and $203.8 million, respectively, in cash, cash equivalents and short-term investments, of which $213.7 million and $177.5 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the three months ended March 31, 2024, one of our subsidiaries in India repatriated $18.3 million (net of $1.0 million withholding taxes) to the United States.
Operating Activities: Net cash used for operating activities was $21.9 million during the three months ended March 31, 2024, compared to net cash provided by operating activities of $16.0 million during the three months ended March 31, 2023, reflecting higher working capital needs and lower cash earnings. The major drivers contributing to the decrease of $37.9 million year-over-year included the following:
•Decrease in cash earnings including adjustments for non-cash and other items contributed lower cash flow of $12.2 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. These adjustments include fair value mark-to-market of investments, unrealized foreign currency exchange (gain)/loss, net, stock-based compensation expense, depreciation and amortization of long-lived assets and intangibles acquired in business combination, among others.
•Changes in accounts receivable, including advance billings, contributed higher cash flow of $6.7 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Collections in accounts receivable, including advance billings was driven by revenue growth for the three months ended March 31, 2024. This was partially offset by increase in our days sales outstanding, which was 66 days as of March 31, 2024, compared to 65 days as of March 31, 2023.
•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) contributed to a higher cash payout of $11.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
•Higher income tax payments, net of refunds, contributed higher cash payouts of $4.4 million, partially offset by provision for income tax and changes in deferred tax assets and liabilities of $7.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
•Changes in other assets, accounts payables including other liabilities contributed to a higher cash payouts of $24.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Investing Activities: Cash provided by investing activities were $4.7 million for the three months ended March 31, 2024, compared to $43.3 million for the three months ended March 31, 2023. The decrease of $38.6 million was primarily due to lower net redemption of investments of $15.9 million during the three months ended March 31, 2024, compared to $55.3 million during the three months ended March 31, 2023. This was partially offset by lower cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $1.2 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Financing Activities: Cash used for financing activities were $9.8 million during the three months ended March 31, 2024, compared to $91.3 million during the three months ended March 31, 2023. The decrease of $81.5 million was primarily due to net proceeds of our borrowings under our revolving credit facility of $145.0 million during the three months ended March 31, 2024, compared to net repayment of $50.0 million during the three months ended March 31, 2023. This was partially offset by higher purchases of treasury stock of $109.9 million under our share repurchase programs and payment of contingent consideration related to our December 2021 acquisition of Clairvoyant of $4.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including generative AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $11.3 million of capital expenditures during the three months ended March 31, 2024. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2024, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, continued stock repurchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions or significant stock repurchases, including any shares purchased under an accelerated stock repurchase program, we may need to obtain additional financing.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans, payments for contingent consideration and uncertain tax positions. See Note 16 - Fair Value Measurements - Fair Value of Contingent Consideration, Note 18 - Borrowings, Note 21 - Leases and Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further information on material cash requirements from known contractual and other obligations.
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2024 and December 31, 2023, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of March 31, 2024	As of December 31, 2023
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$65.0	$65.0

Long-term borrowings	280.0	135.0
Total borrowings	$345.0	$200.0
As of March 31, 2024 and December 31, 2023, we were in compliance with all financial and non-financial covenants under the 2022 Credit Agreement.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2024, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of March 31, 2024, were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for details regarding our tax proceedings.

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider those risk factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2024, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
January 1, 2024 through January 31, 2024	139,929	$32.29	356,025	$31.31	495,954	$—
February 1, 2024 through February 29, 2024	56,406	30.62	270,709	30.60	327,115	$—
March 1, 2024 through March 31, 2024	4,067	31.75	3,350,084	29.85	3,354,151	$375,000,000
Total	200,402	$31.81	3,976,818	$30.03	4,177,220	—
On October 5, 2021, our board of directors authorized a $300 million (excluding excise tax) common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”).
On February 26, 2024, our board of directors authorized a $500 million (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”), and terminated the 2022 Repurchase Program on February 29, 2024.
On March 15, 2024, we entered into a 2024 ASR Agreement with Citibank to repurchase shares of our common stock for an aggregate purchase price of $125 million, as part of our 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125 million, we received an initial delivery of 3,350,084 shares of our common stock at an initial price of $29.85 per share, representing 80% of the aggregate purchase price. See Note 19 – Capital Structure to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.
Under our two repurchase programs, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under our two repurchase programs to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Narasimha Kini, Executive Vice President and Business Head, Emerging Business	Rule 10b5-1 Trading Arrangement	March 13, 2024	March 7, 2025	93,190
Vivek Jetley, President of EXL and Business Head, Analytics	Rule 10b5-1 Trading Arrangement	March 15, 2024	March 14, 2025	6,000

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2) Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

INDEX TO EXHIBITS

Item 6. Exhibits
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1
Restated Certificate of Incorporation of the Company, as in effect as of the date hereof (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 26, 2023).

3.2
Sixth Amended and Restated By-laws of the Company, as in effect as of the date hereof (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

10.1
Master Confirmation – Variable Tenor Accelerated Stock Repurchase, dated as of March 15, 2024, between ExlService Holdings, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on March 18, 2024).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 2, 2024	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)