Form 10-Q
period 2024-06-30
ExlService Holdings, Inc.
filed 2024-08-01
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

As of July 30, 2024, there were 161,404,784 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	7	$115,303	$136,953
Short-term investments	8	160,833	153,881
Restricted cash	7	6,351	4,062
Accounts receivable, net	4	327,613	308,108
Other current assets	11	93,612	76,669
Total current assets		703,712	679,673
Property and equipment, net	9	103,478	100,373
Operating lease right-of-use assets	21	72,822	64,856
Deferred tax assets, net	22	100,993	82,927
Goodwill	10	405,581	405,639
Other intangible assets, net	10	44,003	50,164
Long-term investments	8	19,239	8,816
Other assets	12	53,939	49,524
Total assets		$1,503,767	$1,441,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$2,996	$5,055
Current portion of long-term borrowings	18	75,000	65,000
Deferred revenue		15,406	12,318
Accrued employee costs		80,443	117,137
Accrued expenses and other current liabilities	13	97,613	114,113
Current portion of operating lease liabilities	21	15,404	12,780
Total current liabilities		286,862	326,403
Long-term borrowings, less current portion	18	260,000	135,000
Operating lease liabilities, less current portion	21	64,412	58,175
Deferred tax liabilities, net	22	2,271	1,495
Other non-current liabilities	14	37,616	31,462
Total liabilities		651,161	552,535
Commitments and contingencies	25
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 204,783,113 shares issued and 162,176,382 shares outstanding as of June 30, 2024 and 203,410,038 shares issued and 165,277,880 shares outstanding as of December 31, 2023	19	204	203
Additional paid-in capital		520,922	508,028
Retained earnings		1,178,251	1,083,663
Accumulated other comprehensive loss	15	(136,108)	(127,040)
Total including shares held in treasury		1,563,269	1,464,854
Less: 42,606,731 shares as of June 30, 2024 and 38,132,158 shares as of December 31, 2023, held in treasury, at cost	19	(710,663)	(575,417)
Total stockholders’ equity		852,606	889,437
Total liabilities and stockholders’ equity		$1,503,767	$1,441,972
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2024	2023	2024	2023
Revenues, net	3, 4	$448,366	$404,996	$884,873	$805,639
Cost of revenues (1)		282,106	253,220	555,530	504,689
Gross profit (1)		166,260	151,776	329,343	300,950
Operating expenses:
General and administrative expenses		56,457	45,605	109,700	92,351
Selling and marketing expenses		35,444	28,238	71,414	57,731
Depreciation and amortization expense	9, 10	12,910	13,122	25,256	26,609
Total operating expenses		104,811	86,965	206,370	176,691
Income from operations		61,449	64,811	122,973	124,259
Foreign exchange gain, net		36	324	395	429
Interest expense	18	(5,328)	(3,240)	(8,619)	(6,625)
Other income, net	6	3,550	2,661	7,502	5,816
Income before income tax expense and earnings from equity affiliates		59,707	64,556	122,251	123,879
Income tax expense	22	13,873	15,554	27,626	23,612
Income before earnings from equity affiliates		45,834	49,002	94,625	100,267
Gain/(loss) from equity-method investment		(9)	66	(37)	132
Net income attributable to ExlService Holdings, Inc. stockholders		$45,825	$49,068	$94,588	$100,399
Earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		$0.28	$0.29	$0.58	$0.60
Diluted		$0.28	$0.29	$0.57	$0.59
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders (2):	5
Basic		162,794,138	166,776,770	163,938,263	166,986,130
Diluted		163,961,754	168,442,245	165,344,304	169,047,775

(1) Exclusive of depreciation and amortization expense.

(2) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended June 30,		Six months ended June 30,
	Notes	2024	2023	2024	2023
Net income		$45,825	$49,068	$94,588	$100,399
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(2,778)	8,851	(2,840)	16,145
Currency translation adjustments		(3,189)	(136)	(6,253)	5,177
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	475	1,164	32	4,229
Retirement benefits (2)	20	(147)	(23)	(302)	(48)
Income tax effects relating to above (3)	22	(33)	(2,516)	295	(5,507)
Total other comprehensive income/(loss)		$(5,672)	$7,340	$(9,068)	$19,996
Total comprehensive income		$40,153	$56,408	$85,520	$120,395

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended June 30, 2024 and 2023
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of March 31, 2024		204,734,988	$204	$502,827	$1,132,426	$(130,436)	(42,309,378)	$(701,766)	$803,255
Stock issued against stock-based compensation plans	23	48,125	—	—	—	—	—	—	—
Stock-based compensation	23	—	—	18,095	—	—	—	—	18,095
Acquisition of treasury stock	19	—	—	—	—	—	(297,353)	(8,823)	(8,823)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(74)	(74)
Other comprehensive loss	15	—	—	—	—	(5,672)	—	—	(5,672)
Net income		—	—	—	45,825	—	—	—	45,825
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606

		Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares (1)	Amount
Balance as of March 31, 2023		201,671,840	$202	$460,365	$950,436	$(131,487)	(35,064,565)	$(484,294)	$795,222
Stock issued against stock-based compensation plans	23	76,795	—	86	—	—	—	—	86
Stock-based compensation	23	—	—	11,511	—	—	—	—	11,511
Acquisition of treasury stock	19	—	—	—	—	—	(920,720)	(29,013)	(29,013)
Other comprehensive income	15	—	—	—	—	7,340	—	—	7,340
Net income		—	—	—	49,068	—	—	—	49,068
Balance as of June 30, 2023		201,748,635	$202	$471,962	$999,504	$(124,147)	(35,985,285)	$(513,307)	$834,214

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2024 and 2023
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
January 1, 2024		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,373,075	1	1,947	—	—	—	—	1,948
Stock-based compensation	23	—	—	35,947	—	—	—	—	35,947
Acquisition of treasury stock	19	—	—	—	—	—	(4,474,573)	(134,628)	(134,628)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(618)	(618)
Accelerated share repurchase	5, 19	—	—	(25,000)	—	—	—	—	(25,000)
Other comprehensive loss	15	—	—	—	—	(9,068)	—	—	(9,068)
Net income		—	—	—	94,588	—	—	—	94,588
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606

		Common Stock (1)		Additional Paid-in Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares (1)	Amount
January 1, 2023		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	1,808,755	2	1,096	—	—	—	—	1,098
Stock-based compensation	23	—	—	25,918	—	—	—	—	25,918
Acquisition of treasury stock	19	—	—	—	—	—	(2,217,625)	(71,376)	(71,376)
Other comprehensive income	15	—	—	—	—	19,996	—	—	19,996
Net income		—	—	—	100,399	—	—	—	100,399
Balance as of June 30, 2023		201,748,635	$202	$471,962	$999,504	$(124,147)	(35,985,285)	$(513,307)	$834,214

(1) Prior period information has been adjusted to reflect the 5-for-1 forward stock split of the Company’s common stock effected in August 2023. Refer to Note 19 – Capital Structure to the unaudited consolidated financial statements for further details.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$94,588	$100,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,230	26,464
Stock-based compensation expense	35,947	25,918
Reduction in the carrying amount of operating lease right-of-use assets	10,349	10,332
Fair value mark-to-market of investments	(301)	7,222
Unrealized foreign currency exchange (gain)/loss, net	(2,919)	1,288
Deferred income tax benefit	(17,076)	(18,283)
Others, net	(70)	1,681
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,008)	(28,375)
Other current and non-current assets	(14,507)	(17,159)
Income taxes payable, net	(4,922)	(10,610)
Deferred revenue	3,138	5,380
Accrued employee costs	(35,128)	(24,331)
Accounts payable, accrued expenses and other liabilities	(639)	(5,538)
Operating lease liabilities	(9,645)	(10,829)
Payment of contingent consideration	(11,000)	—
Net cash provided by operating activities	53,037	63,559

Cash flows from investing activities:
Purchases of property and equipment	(23,329)	(26,113)
Proceeds from sale of property and equipment	90	547
Purchases of investments	(159,854)	(113,826)
Proceeds from redemption of investments	139,844	151,178
Net cash (used for)/provided by investing activities	(43,249)	11,786

Cash flows from financing activities:
Principal payments of finance lease liabilities	(132)	(80)
Proceeds from borrowings	180,000	70,000
Repayments of borrowings	(45,000)	(100,000)
Acquisition of treasury stock	(160,647)	(70,638)
Payment of contingent consideration	(4,000)	(5,000)
Proceeds from issuance of common stock	2,474	3,885
Net cash used for financing activities	(27,305)	(101,833)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,844)	1,510
Net decrease in cash, cash equivalents and restricted cash	(19,361)	(24,978)
Cash, cash equivalents and restricted cash at the beginning of the period	141,015	123,566
Cash, cash equivalents and restricted cash at the end of the period	$121,654	$98,588

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,940	$6,914
Income taxes	$50,161	$53,299
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$3,140	$6,332
Assets acquired under finance lease	$581	$91

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
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

(c)Recent Accounting Pronouncements

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

(d)Recently adopted Accounting Pronouncements

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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC Topic 718. The ASU will be effective for annual periods beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. The Company has early adopted this ASU beginning January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.

In March 2024, FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the ASC that remove references to various FASB Concepts Statements. The ASU will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has early adopted this ASU beginning January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.
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

Revenues and cost of revenues for the three months ended June 30, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$149,297	$28,098	$77,185	$193,786	$448,366
Cost of revenues (1)	95,524	18,802	45,069	122,711	282,106
Gross profit (1)	$53,773	$9,296	$32,116	$71,075	$166,260
Operating expenses					104,811
Foreign exchange gain, net, interest expense and other income, net					(1,742)
Income tax expense					13,873
Loss from equity-method investment					(9)
Net income					$45,825
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)

	Three months ended June 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$128,457	$27,156	$67,200	$182,183	$404,996
Cost of revenues (1)	84,322	17,540	37,845	113,513	253,220
Gross profit (1)	$44,135	$9,616	$29,355	$68,670	$151,776
Operating expenses					86,965
Foreign exchange gain, net, interest expense and other income, net					(255)
Income tax expense					15,554
Gain from equity-method investment					66
Net income					$49,068
(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the six months ended June 30, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$294,436	$54,348	$151,577	$384,512	$884,873
Cost of revenues (1)	187,816	36,119	86,048	245,547	555,530
Gross profit (1)	$106,620	$18,229	$65,529	$138,965	$329,343
Operating expenses					206,370
Foreign exchange gain, net, interest expense and other income, net					(722)
Income tax expense					27,626
Loss from equity-method investment					(37)
Net income					$94,588
(1) Exclusive of depreciation and amortization expense.

	Six months ended June 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$254,393	$53,859	$133,361	$364,026	$805,639
Cost of revenues (1)	166,646	36,349	73,815	227,879	504,689
Gross profit (1)	$87,747	$17,510	$59,546	$136,147	$300,950
Operating expenses					176,691
Foreign exchange gain, net, interest expense and other income, net					(380)
Income tax expense					23,612
Gain from equity-method investment					132
Net income					$100,399
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Digital operations and solutions (1)	$254,580	$222,813	$500,361	$441,613
Analytics services	193,786	182,183	384,512	364,026
Revenues, net	$448,366	$404,996	$884,873	$805,639

(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues, net
The United States	$370,749	$340,675	$733,055	$679,748
Non-United States
The United Kingdom	52,967	43,648	103,369	85,222
Rest of World	24,650	20,673	48,449	40,669
Total Non-United States	77,617	64,321	151,818	125,891
Revenues, net	$448,366	$404,996	$884,873	$805,639

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	June 30, 2024	December 31, 2023
Long-lived assets
India	$61,157	$53,813
The United States	58,184	61,592
The Philippines	25,636	21,952
South Africa	25,329	20,890
Rest of World	5,994	6,982
Long-lived assets	$176,300	$165,229

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2024	December 31, 2023

Accounts receivable, net	$327,613	$308,108
Contract assets	$6,448	$9,665
Contract liabilities:
Deferred revenue (consideration received in advance)	$12,588	$9,764
Consideration received for process transition activities	$16,440	$12,411

Accounts receivable includes $168,408 and $148,735 as of June 30, 2024 and December 31, 2023, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

There was no significant impairment of contract assets as of June 30, 2024 and December 31, 2023.

Revenue recognized during the three and six months ended June 30, 2024 and 2023, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Deferred revenue (consideration received in advance)	$1,231	$2,990	$8,292	$15,992
Consideration received for process transition activities	$647	$305	$1,279	$1,008

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Six months ended		Year ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Opening Balance	$1,901	$1,994	$2,122	$1,095	$1,095
Additions	364	397	371	1,476	1,841
Amortization	(275)	(208)	(503)	(388)	(814)
Closing Balance	$1,990	$2,183	$1,990	$2,183	$2,122

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)

	Contract Fulfillment Costs
	Three months ended		Six months ended		Year ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Opening Balance	$27,287	$17,873	$24,673	$13,871	$13,871
Additions	3,958	4,225	7,284	8,843	13,605
Amortization	(841)	(653)	(1,553)	(1,269)	(2,803)
Closing Balance	$30,404	$21,445	$30,404	$21,445	$24,673

There was no significant impairment for contract acquisition and contract fulfillment costs as of June 30, 2024 and December 31, 2023.

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	June 30, 2024	December 31, 2023
Accounts receivable, including unbilled receivables	$331,173	$311,811
Less: Allowance for expected credit losses	(3,560)	(3,703)
Accounts receivable, net	$327,613	$308,108

The movement in “Allowance for expected credit losses” was as follows:

	Three months ended		Six months ended		Year ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Opening Balance	$3,358	$1,671	$3,703	$1,332	$1,332
Additions/(reductions)	201	134	(68)	477	2,450
Reductions due to write-off of accounts receivable	—	(5)	(76)	(8)	(79)
Currency translation adjustments	1	—	1	(1)	—
Closing Balance	$3,560	$1,800	$3,560	$1,800	$3,703

Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and six months ended June 30, 2024 and 2023. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of June 30, 2024 and December 31, 2023.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerators:
Net income	$45,825	$49,068	$94,588	$100,399
Denominators (1):
Basic weighted average common shares outstanding	162,794,138	166,776,770	163,938,263	166,986,130
Dilutive effect of stock-based awards	1,167,616	1,665,475	1,406,041	2,061,645
Diluted weighted average common shares outstanding	163,961,754	168,442,245	165,344,304	169,047,775
Earnings per share attributable to ExlService Holdings, Inc. stockholders (1):
Basic	$0.28	$0.29	$0.58	$0.60
Diluted	$0.28	$0.29	$0.57	$0.59
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	3,314,536	1,249,155	3,247,920	897,750
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

Had the 2024 ASR Agreement been settled as of June 30, 2024, determined based on the volume-weighted average price per share since its effective date, Citibank would have been required to deliver additional estimated shares to the Company. The effect of the potential share settlement under the 2024 ASR Agreement was excluded from the computation of diluted earnings per share as its inclusion would have been anti-dilutive.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
6. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gain on sale and fair value mark-to-market on investments	$1,162	$1,095	$2,178	$2,739
Interest and dividend income	2,375	1,653	4,659	3,374
Fair value changes of contingent consideration (1)	—	—	589	—
Others, net	13	(87)	76	(297)
Other income, net	$3,550	$2,661	$7,502	$5,816
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Cash and cash equivalents	$115,303	$93,960	$136,953
Restricted cash (current)	6,351	4,628	4,062
Cash, cash equivalents and restricted cash	$121,654	$98,588	$141,015
Restricted cash (current) primarily represents funds held on behalf of customers in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities.”
8. Investments

Investments consist of the following:

	As of
	June 30, 2024	December 31, 2023
Short-term investments
Mutual funds	$88,834	$52,650
Term deposits	71,999	101,231
Total Short-term investments	$160,833	$153,881

Long-term investments
Term deposits	$9,333	$239
Restricted term deposits (1)	5,752	4,386
Investment in equity affiliate	4,154	4,191
Total Long-term investments	$19,239	$8,816
(1) Restricted term deposits represent deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax and Value Added Tax (“VAT”) assessments. These deposits with banks will mature one year after the balance sheet date.
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	June 30, 2024	December 31, 2023
Property, plant and equipment, gross	$340,313	$324,038
Less: Accumulated depreciation and amortization	(236,835)	(223,665)
Property, plant and equipment, net	$103,478	$100,373

During the three and six months ended June 30, 2024, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$9,833	$8,918	$19,099	$18,256

Internally developed software costs was as follows:

	As of
	June 30, 2024	December 31, 2023
Cost	$57,916	$46,625
Less : Accumulated amortization	(30,858)	(25,413)
Internally developed software, net	$27,058	$21,212

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization expense	$2,927	$2,425	$5,447	$4,400

There were no indicators of impairment related to long-lived assets as of June 30, 2024 and December 31, 2023.

10. Goodwill and Other Intangible Assets

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2024	$50,035	$21,872	$47,001	$286,731	$405,639
Currency translation adjustments	(21)	(2)	(35)	—	(58)
Balance as of June 30, 2024	$50,014	$21,870	$46,966	$286,731	$405,581

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
As of June 30, 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during the six months ended June 30, 2024, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2023. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2024.

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,050	$(56,711)	$42,339	$99,050	$(51,085)	$47,965
Developed technology	3,542	(2,931)	611	3,552	(2,522)	1,030
Trade names and trademarks	1,400	(1,356)	44	1,400	(1,286)	114
Non-compete agreements	300	(191)	109	336	(181)	155
	104,292	(61,189)	43,103	104,338	(55,074)	49,264
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Total intangible assets	$105,192	$(61,189)	$44,003	$105,238	$(55,074)	$50,164

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization expense	$3,077	$4,204	$6,157	$8,353

Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2024 was as follows:

2024 (July 1 - December 31)	$5,964
2025	10,698
2026	10,361
2027	9,364
2028	6,716
Total	$43,103

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2024	December 31, 2023
Advance income tax, net	$27,022	$23,269
Prepaid expenses	25,556	18,171
Receivables from statutory authorities	20,699	18,500
Derivative instruments	6,232	4,308
Advances to suppliers	4,085	1,883
Deferred contract fulfillment costs	3,711	3,303
Contract assets	2,707	2,830
Others	3,600	4,405
Other current assets	$93,612	$76,669
12. Other Assets
Other assets consist of the following:

	As of
	June 30, 2024	December 31, 2023
Deferred contract fulfillment costs	$26,693	$21,370
Deposits with statutory authorities	7,179	6,960
Lease deposits	6,556	5,159
Derivative instruments	4,166	3,299
Contract assets	3,741	6,835
Others	5,604	5,901
Other assets	$53,939	$49,524
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
Accrued expenses	$57,488	$58,736
Payable to statutory authorities	20,275	20,591
Client liabilities	6,388	6,909
Derivative instruments	5,153	2,009
Accrued capital expenditures	3,243	4,134
Income taxes payable, net	54	1,213
Contingent consideration	—	15,000
Others	5,012	5,521
Accrued expenses and other current liabilities	$97,613	$114,113

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
Retirement benefits	$17,343	$16,666
Deferred transition revenue	13,640	10,195
Derivative instruments	2,487	216
Unrecognized tax benefits	1,474	1,262
Contingent consideration	—	589
Others	2,672	2,534
Other non-current liabilities	$37,616	$31,462
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the six months ended June 30, 2024 and 2023:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2024	$(132,643)	$4,198	$1,405	$(127,040)
Losses recognized during the period	(6,253)	(2,840)	—	(9,093)
Reclassification to net income (1)	—	32	(302)	(270)
Income tax effects (2)	1,227	(930)	(2)	295
Accumulated other comprehensive income/(loss) as of June 30, 2024	$(137,669)	$460	$1,101	$(136,108)

Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the period	5,177	16,145	—	21,322
Reclassification to net income (1)	—	4,229	(48)	4,181
Income tax effects (2)	(1,136)	(4,334)	(37)	(5,507)
Accumulated other comprehensive income/(loss) as of June 30, 2023	$(129,098)	$4,737	$214	$(124,147)

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
June 30, 2024
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$54,298	$—	$—	$54,298
Mutual funds (2)	88,834	—	—	88,834
Derivative financial instruments	—	10,398	—	10,398
Total	$143,132	$10,398	$—	$153,530
Liabilities
Derivative financial instruments	$—	$7,640	$—	$7,640
Total	$—	$7,640	$—	$7,640

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$49,806	$—	$—	$49,806
Mutual funds (2)	52,650	—	—	52,650
Derivative financial instruments	—	7,607	—	7,607
Total	$102,456	$7,607	$—	$110,063
Liabilities
Derivative financial instruments	$—	$2,225	$—	$2,225
Contingent consideration (3)	—	—	15,589	15,589
Total	$—	$2,225	$15,589	$17,814

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
June 30, 2024
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Opening balance	$—	$18,689	$15,589	$18,689
Fair value changes	—	—	(589)	—
Payments	—	(5,000)	(15,000)	(5,000)
Closing balance	$—	$13,689	$—	$13,689

During the three and six months ended June 30, 2024 and 2023, there were no transfers among Level 1, Level 2 and Level 3.

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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	June 30, 2024	December 31, 2023
Foreign currency forward contracts denominated in:
Sell U. S. dollar (USD)	832,900	722,800
Sell U.K. pound sterling (GBP)	1,500	—

Interest rate swaps (Floating to fixed) denominated in:
USD	75,000	75,000
The Company estimates that approximately $953 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of June 30, 2024, could be reclassified into earnings within the next twelve months. As of June 30, 2024, the maximum outstanding term of the cash flow hedges was approximately 45 months.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)

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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	June 30, 2024	December 31, 2023
Sell USD	181,450	170,543
Sell GBP	17,745	14,544
Sell EUR	5,901	5,231
Sell AUD	4,819	3,452
Buy USD	11,688	8,161

The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets:
Other current assets	$5,925	$4,216	$307	$92
Other assets	$4,166	$3,299	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$4,972	$1,859	$181	$150
Other non-current liabilities	$2,487	$216	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
Derivative financial instruments:	2024	2023	2024	2023
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(2,778)	$8,851	$(2,840)	$16,145

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(2,113)	$(370)	$(2,073)	$2,158

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)

The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended June 30,
	2024		2023
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$282,106	$(732)	$253,220	$(1,141)
General and administrative expenses	$56,457	40	$45,605	(133)
Selling and marketing expenses	$35,444	10	$28,238	(13)
Depreciation and amortization expense	$12,910	(34)	$13,122	(43)
Interest expense	$5,328	241	$3,240	166
Total before tax		(475)		(1,164)
Income tax effects on above		(207)		231
Net of tax		$(682)		$(933)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$36	$(2,113)	$324	$(370)
	$36	$(2,113)	$324	$(370)

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Six months ended June 30,
	2024		2023
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$555,530	$(582)	$504,689	$(3,896)
General and administrative expenses	$109,700	79	$92,351	(375)
Selling and marketing expenses	$71,414	14	$57,731	(32)
Depreciation and amortization expense	$25,256	(26)	$26,609	(166)
Interest expense	$8,619	483	$6,625	240
Total before tax		(32)		(4,229)
Income tax effects on above		(309)		765
Net of tax		$(341)		$(3,464)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$395	$(2,073)	$429	$2,158
	$395	$(2,073)	$429	$2,158
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	June 30, 2024	December 31, 2023
	Revolving credit facility
Current portion of long-term borrowings	$75,000	$65,000

Long-term borrowings	260,000	135,000
Total borrowings	$335,000	$200,000

Unamortized debt issuance costs for the Company’s revolving credit facility of $766 and $903 as of June 30, 2024 and December 31, 2023, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

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
June 30, 2024
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

The revolving credit facility carried an effective interest rate as shown below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Effective Interest Rate	6.5%	6.2%	6.6%	6.1%

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all financial covenants under the 2022 Credit Agreement.

Expected payments for all of the Company’s borrowings outstanding as of June 30, 2024 were as follows:

Revolving credit facility
2024 (July 1 - December 31)	$75,000
2025	—
2026	—
2027	260,000
Total	$335,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of each of June 30, 2024 and December 31, 2023, the Company had outstanding letters of credit of $461, that were not recognized in the consolidated balance sheets.
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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
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

Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2024	—	$—	$—
Three months ended June 30, 2023	—	$—	$—

Six months ended June 30, 2024	200,402	$6,375	$31.81
Six months ended June 30, 2023	191,780	$6,529	$34.04
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

On July 19, 2024, upon final settlement of the 2024 ASR Agreement, the Company received 820,433 additional shares of its common stock based on a daily volume-weighted average price of $29.97 per share during the term of the 2024 ASR Agreement. The additional shares received were subsequently recorded as treasury stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
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

The Company purchased shares of its common stock, for a total consideration including commissions and excluding excise tax, under its two repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2024	297,353	$8,823	$29.67
Three months ended June 30, 2023	920,720	$29,013	$31.51

Six months ended June 30, 2024	4,274,171	$128,253	$30.01
Six months ended June 30, 2023	2,025,845	$64,847	$32.01
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, effective January 1, 2023, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $74 and $618, respectively, on repurchase of common stock as a part of cost of such repurchases for the three and six months ended June 30, 2024.
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

Change in Plan Assets
Plan assets as of January 1, 2024	$17,134
Actual return	634
Employer contribution	1,489
Benefits paid	(667)
Currency translation adjustments	(38)
Plan assets as of June 30, 2024	$18,552

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$1,100	$953	$2,208	$1,909
Interest cost	386	393	774	788
Expected return on plan assets	(310)	(264)	(622)	(527)
Amortization of actuarial (gain)/loss, gross of tax	(147)	(23)	(302)	(48)
Net gratuity cost	$1,029	$1,059	$2,058	$2,122

Amortization of actuarial (gain)/loss, gross of tax	$(147)	$(23)	$(302)	$(48)
Income tax effects on above	(1)	(18)	(2)	(37)
Amortization of actuarial (gain)/loss, net of tax	$(148)	$(41)	$(304)	$(85)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contribution to the 401(k) Plans	$1,190	$1,178	$3,633	$3,564
Contributions to the defined contribution plans on behalf of employees in foreign subsidiaries of the Company	$6,891	$5,604	$13,640	$10,996
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

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Finance lease:
Depreciation on underlying ROU assets	$83	$39	$150	$77
Interest on lease liabilities	45	18	81	38
	128	57	231	115
Operating lease (1)	5,743	5,449	11,093	10,332
Variable lease costs	1,105	1,157	2,089	2,164
Total lease cost	$6,976	$6,663	$13,413	$12,611
(1) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$9,645	$10,829
Operating cash outflows for finance leases	$81	$38
Financing cash outflows for finance leases	$132	$80
ROU assets obtained in exchange for new operating lease liabilities	$16,445	$10,929
ROU assets obtained in exchange for new finance lease liabilities	$581	$91
Weighted average remaining lease term (in years)
Finance lease	3.2 years	2.7 years
Operating lease	5.1 years	5.6 years
Weighted average discount rate
Finance lease	15.0%	14.0%
Operating lease	7.9%	7.3%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $3,377 and a decrease of its lease liabilities by $2,466, during the six months ended June 30, 2024 and 2023, respectively, with a corresponding adjustment to ROU assets.

As of June 30, 2024 and December 31, 2023, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases
2024 (July 1 - December 31)	$10,503	$238
2025	20,810	442
2026	20,037	401
2027	17,655	330
2028	14,335	204
2029 and thereafter	15,233	43
Total lease payments	98,573	1,658
Less: Imputed interest	18,757	407
Present value of lease liabilities	$79,816	$1,251
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate decreased from 24.1% during the three months ended June 30, 2023 to 23.2% during the three months ended June 30, 2024. The Company recorded income tax expense of $13,873 and $15,554 for the three months ended June 30, 2024 and 2023, respectively. The decrease in income tax expense was primarily as a result of lower profit during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, partially offset by higher credits during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
The effective tax rate increased from 19.1% during the six months ended June 30, 2023 to 22.6% during the six months ended June 30, 2024. The Company recorded income tax expense of $27,626 and $23,612 for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of lower excess tax benefits related to stock-based compensation during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and an increase in non-deductible expenses, partially offset by lower profit during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company’s subsidiaries in India repatriated $18,255 (net of $996 withholding taxes) to the United States.

Deferred income taxes recognized in OCI were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(947)	$(2,269)	$(1,239)	$(3,569)
Reclassification adjustment for cash flow hedges	207	(231)	309	(765)
Reclassification adjustment for retirement benefits	(1)	(18)	(2)	(37)
Currency translation adjustments	708	2	1,227	(1,136)
Total	$(33)	$(2,516)	$295	$(5,507)
23. Stock-Based Compensation

Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenues	$3,858	$3,341	$7,807	$6,907
General and administrative expenses	7,234	3,210	14,121	9,035
Selling and marketing expenses	7,003	4,960	14,019	9,976
Total	$18,095	$11,511	$35,947	$25,918

Income tax benefit related to share-based compensation (1)	$(4,619)	$2,789	$(9,977)	$12,619
(1) Includes $18 and $190 during the three months ended June 30, 2024 and 2023, respectively, and $7,541 and $12,710 during the six months ended June 30, 2024 and 2023, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of June 30, 2024 and December 31, 2023, the Company had 1,684,495 and 4,096,102 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

During the three and six months ended June 30, 2024, there was no stock option activity under the Company’s stock-based compensation plans. The number of stock options that were unvested as of June 30, 2024 and December 31, 2023 were 1,376,540 and 1,790,695 units, respectively. The number of stock options that were vested and exercisable as of June 30, 2024 and December 31, 2023 were 414,155 and nil units, respectively.
As of June 30, 2024, unrecognized compensation cost of $16,040 is expected to be expensed over a weighted average period of 3.0 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	217,230	$24.95
Granted	—	—
Vested	(72,385)	24.95
Forfeited	—	—
Outstanding as of June 30, 2024*	144,845	$24.95
* As of June 30, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 72,385 and nil, respectively.
As of June 30, 2024, unrecognized compensation cost of $1,355 is expected to be expensed over a weighted average period of 0.8 years.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023*	3,731,512	$24.96
Granted	1,526,836	30.34
Vested	(1,350,826)	22.69
Forfeited	(189,962)	28.31
Outstanding as of June 30, 2024*	3,717,560	$27.82

* As of June 30, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 373,521 and 324,125, respectively.
As of June 30, 2024, unrecognized compensation cost of $80,859 is expected to be expensed over a weighted average period of 2.9 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the six months ended June 30, 2024, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period. The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	438,000	$29.16	656,450	$37.78
Granted	344,535	30.33	516,692	44.17
Vested	—	—	—	—
Forfeited	(24,886)	28.16	(37,261)	37.64
Outstanding as of June 30, 2024	757,649	$29.73	1,135,881	$40.69
As of June 30, 2024, unrecognized compensation cost of $47,030 is expected to be expensed over a weighted average period of 2.2 years.
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

The fourth offering period under the 2022 ESPP commenced on January 1, 2024 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2023	3,831,325
Issuance of common stock related to the:
Third offering period	71,645	$1,948
Shares available for issuance as of June 30, 2024	3,759,680
Issuance of common stock related to the fourth offering period made subsequent to June 30, 2024	86,936	$2,414

24. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which reported that it beneficially owns more than 10% of the Company’s common stock as of March 31, 2024. During the three months ended June 30, 2024 and 2023, the Company recognized revenues, net of $210 and $379, respectively, related to this service contract. During the six months ended June 30, 2024 and 2023, the Company recognized revenues, net of $376 and $1,330, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $170 and $209, related to this service contract as of June 30, 2024 and December 31, 2023, respectively.

In February 2024, the Company entered into a service contract for providing analytics services to Corridor Platforms, Inc., which is an equity affiliate of the Company. During the three and six months ended June 30, 2024, the Company recognized revenues, net of $151 and $302, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $151 related to this service contract as of June 30, 2024.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
25. Commitments and Contingencies

Capital Commitments

As of June 30, 2024, the Company had committed to spend approximately $5,100 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment.”

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. Subsequent to June 30, 2024, the Company further invested $600 in the Partnership and is committed under the Partnership to make further investments up to an amount of $2,800.

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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of June 30, 2024 and December 31, 2023 is $36,116 and $36,694, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,520 and $7,227, as of June 30, 2024 and December 31, 2023, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

India’s VAT regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,482 and $5,493, as of June 30, 2024 and December 31, 2023, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,482 and $4,570, as of June 30, 2024 and December 31, 2023, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $5,285 and $4,748 as of June 30, 2024 and December 31, 2023, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of June 30, 2024 and December 31, 2023, respectively.

Some of the Company’s subsidiaries in India have undergone assessments with the statutory authority with respect to defined contribution plan. Except for some components of the assessments for which the Company has recognized a provision in the financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that these matters are without merit. The Company is defending against the

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2024
(In thousands, except per share amount and share count)
assessment orders and in one case, has instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessments in any of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments on these matters.

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

The outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the likelihood of the Company incurring a material loss or quantification of any such loss. With respect to certain pending litigation matters as of the reporting date, the Company has made provisions based on information currently available, including its evaluation of the facts underlying each matter and legal counsel’s advice on the estimated losses or range of reasonably possible losses. Based on the Company’s assessment, including the availability of insurance recoveries, the Company’s management does not believe that currently pending litigation, individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continuously monitor these matters to assess potential impacts to the financial statements.

26. Restructuring Costs

In second quarter of 2024, the Company initiated a strategic restructuring plan to align its workforce with market opportunities, business strategies and evolving customer needs. A substantial part of this plan was executed in the second quarter of 2024, which affected less than 1% of the Company’s global workforce.

The restructuring costs include costs in relation to employee severance and other associated costs including legal fees and outplacement support costs. These costs have been recognized under cost of revenues (across all reporting segments), general & administrative and selling & marketing expenses in the unaudited consolidated statements of income.

The following table summarizes the activity related to the restructuring costs incurred and paid during the three months ended June 30, 2024:

	Employee-Related Costs	Other Associated Costs	Total
Balance as of April 1, 2024	$—	$—	$—
Costs incurred during the period	4,397	365	4,762
Payments made during the period	3,760	10	3,770
Balance as of June 30, 2024	$637	$355	$992

27. Subsequent Event

On July 31, 2024, the Company, through its wholly owned subsidiary Clairvoyant AI, Inc., entered into an equity securities purchase agreement to acquire 100% of the equity securities of Incandescent Technologies, Inc., a Delaware Corporation (“ITI”) for cash consideration of $26,000, subject to certain post-closing adjustments and contingent consideration of $13,000, based on the achievement of certain performance goals by ITI during the two years ending July 31, 2026. ITI is a data management solutions firm servicing primarily Global 1000 companies in the banking, financial services and healthcare industries.

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

Revenues

For the three months ended June 30, 2024, we generated revenues of $448.4 million compared to revenues of $405.0 million for the three months ended June 30, 2023, an increase of $43.4 million, or 10.7%. For the six months ended June 30, 2024, we generated revenues of $884.9 million compared to revenues of $805.6 million for the six months ended June 30, 2023, an increase of $79.3 million, or 9.8%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 82.7% and 11.8%, respectively, of our total revenues for the three months ended June 30, 2024, and 84.1% and 10.8%, respectively, of our total revenues for the three months ended June 30, 2023. For the six months ended June 30, 2024, these two regions generated 82.8% and 11.7%, respectively, of our total revenues and 84.4% and 10.6%, respectively, of our total revenues for the six months ended June 30, 2023.

For the three months ended June 30, 2024 and 2023, our total revenues from our top ten clients accounted for 33.0% and 33.8% of our total revenues, respectively. For the six months ended June 30, 2024 and 2023, our total revenues from our top ten clients accounted for 32.9% and 34.3% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

					(dollars in millions)
	Three months ended June 30, 2024	Percentage of Revenues, net	Three months ended June 30, 2023	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$448.4	100.0%	$405.0	100.0%	$43.4	10.7%
Cost of revenues (1)	282.1	62.9%	253.2	62.5%	28.9	11.4%
Gross profit (1)	166.3	37.1%	151.8	37.5%	14.5	9.5%
Operating expenses:
General and administrative expenses	56.5	12.6%	45.6	11.3%	10.9	23.8%
Selling and marketing expenses	35.4	7.9%	28.2	7.0%	7.2	25.5%
Depreciation and amortization expense	12.9	2.9%	13.1	3.2%	(0.2)	(1.6)%
Total operating expenses	104.8	23.4%	86.9	21.5%	17.9	20.5%
Income from operations	61.5	13.7%	64.9	16.0%	(3.4)	(5.2)%
Foreign exchange gain, net	—	—%	0.3	0.1%	(0.3)	(88.7)%
Interest expense	(5.3)	(1.2)%	(3.2)	(0.8)%	(2.1)	64.4%
Other income, net	3.5	0.8%	2.6	0.7%	0.9	33.4%
Income before income tax expense and earnings from equity affiliates	59.7	13.3%	64.6	15.9%	(4.9)	(7.5)%
Income tax expense	13.9	3.1%	15.5	3.8%	(1.6)	(10.8)%
Income before earnings from equity affiliates	45.8	10.2%	49.1	12.1%	(3.3)	(6.6)%
Gain from equity-method investment	—	—%	—	—%	—	—%
Net income attributable to ExlService Holdings, Inc. stockholders	$45.8	10.2%	$49.1	12.1%	$(3.3)	(6.6)%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended June 30,			Percentage change	Percentage of Total Revenues for the three months ended
	2024	2023	Dollar Change		2024	2023
	(dollars in millions)
Insurance	$149.3	$128.5	$20.8	16.2%	33.3%	31.7%
Healthcare	28.1	27.2	0.9	3.5%	6.3%	6.7%
Emerging Business	77.2	67.1	10.1	14.9%	17.2%	16.6%
Analytics	193.8	182.2	11.6	6.4%	43.2%	45.0%
Total revenues, net	$448.4	$405.0	$43.4	10.7%	100.0%	100.0%
Revenues for the three months ended June 30, 2024 were up by $43.4 million, or 10.7%, compared to the three months ended June 30, 2023, driven primarily by revenue growth from our new and existing clients in the Insurance, Emerging Business and Analytics reportable segments.

Revenue growth in Insurance of $20.8 million was primarily driven by expansion of business from our new and existing clients of $20.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Revenue growth in Healthcare of $0.9 million was primarily driven by expansion of business from our existing clients of $1.6 million, partially offset by lower revenues associated with the ramp-down of certain existing clients of $0.7 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Revenue growth in Emerging Business of $10.1 million was primarily driven by expansion of business from our new and existing clients of $10.1 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Revenue growth in Analytics of $11.6 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $11.6 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Dollar Change	Percentage change	Three months ended June 30,		Percentage Change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$95.5	$84.3	$11.2	13.3%	36.0%	34.4%	1.6%
Healthcare	18.8	17.6	1.2	7.2%	33.1%	35.4%	(2.3)%
Emerging Business	45.1	37.8	7.3	19.1%	41.6%	43.7%	(2.1)%
Analytics	122.7	113.5	9.2	8.1%	36.7%	37.7%	(1.0)%
Total	$282.1	$253.2	$28.9	11.4%	37.1%	37.5%	(0.4)%

Cost of revenues for the three months ended June 30, 2024 increased by $28.9 million, or 11.4% compared to the three months ended June 30, 2023. The increase in cost of revenues was primarily due to increases in employee-related costs including restructuring costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended June 30, 2024 was 37.1%, compared to 37.5% for the three months ended June 30, 2023, a decrease of 40 basis points (“bps”) primarily driven by the impact of restructuring costs of 70 bps, partially offset by higher revenues during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in cost of revenues in Insurance of $11.2 million for the three months ended June 30, 2024 was primarily due to increases in employee-related costs of $10.7 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $1.2 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $1.1 million, partially offset by foreign exchange gain, net of hedging of $1.8 million. Gross margin in Insurance increased by 160 bps during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in cost of revenues in Healthcare of $1.2 million for the three months ended June 30, 2024 was primarily due to increases in employee-related costs of $1.8 million on account of higher headcount and wage inflation, partially offset by foreign exchange gain, net of hedging of $0.6 million. Gross margin in Healthcare decreased by 230 bps during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to lower revenues associated with the ramp-down of certain existing clients and higher operating expenses during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in cost of revenues in Emerging Business of $7.3 million for the three months ended June 30, 2024 was primarily due to increases in employee-related costs of $7.6 million on account of higher headcount, restructuring costs and wage inflation and higher technology costs of $0.8 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by foreign exchange gain, net of hedging of $1.1 million. Gross margin in Emerging Business decreased by 210 bps during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to investment in ramp-ups in certain new and existing clients during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in cost of revenues in Analytics of $9.2 million for the three months ended June 30, 2024 was primarily due to increases in employee-related costs of $7.6 million on account of higher headcount, restructuring costs and wage inflation and higher technology costs of $2.0 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs of $0.4 million. Gross margin in Analytics decreased by 100 bps during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the impact of restructuring costs of 120 bps, partially offset by higher revenues during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
General and administrative expenses	$56.5	$45.6	$10.9	23.8%
Selling and marketing expenses	35.4	28.2	7.2	25.5%
Selling, general and administrative expenses	$91.9	$73.8	$18.1	24.5%

The increase in SG&A expenses of $18.1 million was primarily due to increases in employee-related costs of $8.5 million on account of higher headcount and wage inflation, higher investments in digital and generative AI capabilities of $4.4 million, higher sales and marketing spend of $1.4 million, restructuring costs, litigation settlement costs and associated legal fees of $3.1 million and higher other operating costs of $1.2 million. This was partially offset by foreign exchange gain, net of hedging of $0.5 million, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Depreciation and Amortization.

	Three months ended June 30,		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
Depreciation expense	$9.8	$8.9	$0.9	10.3%
Intangible amortization expense	3.1	4.2	(1.1)	(26.8)%
Depreciation and amortization expense	$12.9	$13.1	$(0.2)	(1.6)%

The increase in depreciation expense of $0.9 million was primarily due to investments in digital capabilities, computers and networking equipment during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in intangibles amortization expense of $1.1 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 was primarily due to end of useful lives for certain intangible assets.

Income from Operations. Income from operations decreased by $3.4 million, or 5.2%, from $64.9 million for the three months ended June 30, 2023 to $61.5 million for the three months ended June 30, 2024, primarily due to higher SG&A expenses, partially offset by higher revenues during the three months ended June 30, 2024.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.20 during the three months ended June 30, 2023 to 83.42 during the three months ended June 30, 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 55.58 during the three months ended June 30, 2023 to 58.29 during the three months ended June 30, 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.25 during the three months ended June 30, 2023 to 1.26 during the three months ended June 30, 2024. The average exchange rate of the U.S. dollar against the South African rand decreased from 19.02 during the three months ended June 30, 2023 to 18.53 during the three months ended June 30, 2024.

We recorded a foreign exchange gain, net of $0.3 million for the three months ended June 30, 2023 compared to a foreign exchange gain, net of $nil for the three months ended June 30, 2024.

Interest expense. Interest expense increased from $3.2 million for the three months ended June 30, 2023 to $5.3 million for the three months ended June 30, 2024, primarily due to a higher average outstanding balance under our revolving credit facility and a higher effective interest rate of 6.5% during the three months ended June 30, 2024, compared to 6.2% during the three months ended June 30, 2023.
Other Income, net.

	Three months ended June 30,		Change	Percentage change
	2024	2023
	(dollars in millions)
Gain on sale and mark-to-market on investments	$1.2	$1.1	$0.1	6.1%
Interest and dividend income	2.4	1.7	0.7	43.7%
Other, net	(0.1)	(0.2)	0.1	(114.9)%
Other income, net	$3.5	$2.6	$0.9	33.4%

Other income, net increased by $0.9 million, from $2.6 million for the three months ended June 30, 2023 to $3.5 million for the three months ended June 30, 2024. The increase is primarily due to higher yield on our investments of $0.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Income Tax Expense. The effective tax rate decreased from 24.1% during the three months ended June 30, 2023 to 23.2% during the three months ended June 30, 2024. We recorded income tax expense of $13.9 million and $15.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in income tax expense was primarily as a result of lower profit during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, partially offset by higher credits during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Net Income. Net income decreased from $49.1 million for the three months ended June 30, 2023 to $45.8 million for the three months ended June 30, 2024, primarily due to a decrease in income from operations of $3.4 million, higher interest expense of $2.1 million and lower foreign exchange gain, net of $0.3 million, partially offset by a lower income tax expense of $1.6 million and higher other income, net of $0.9 million.

Results of Operations
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

					(dollars in millions)
	Six months ended June 30, 2024	Percentage of Revenues, net	Six months ended June 30, 2023	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$884.9	100.0%	$805.6	100.0%	$79.3	9.8%
Cost of revenues (1)	555.5	62.8%	504.7	62.6%	50.8	10.1%
Gross profit (1)	329.4	37.2%	300.9	37.4%	28.5	9.4%
Operating expenses:
General and administrative expenses	109.7	12.4%	92.3	11.5%	17.4	18.8%
Selling and marketing expenses	71.4	8.1%	57.7	7.2%	13.7	23.7%
Depreciation and amortization expense	25.3	2.9%	26.6	3.3%	(1.3)	(5.1)%
Total operating expenses	206.4	23.3%	176.6	21.9%	29.8	16.8%
Income from operations	123.0	13.9%	124.3	15.4%	(1.3)	(1.0)%
Foreign exchange gain, net	0.4	—%	0.4	0.1%	—	(7.8)%
Interest expense	(8.6)	(1.0)%	(6.6)	(0.8)%	(2.0)	30.1%
Other income, net	7.4	0.8%	5.8	0.7%	1.6	29.0%
Income before income tax expense and earnings from equity affiliates	122.2	13.8%	123.9	15.4%	(1.7)	(1.3)%
Income tax expense	27.6	3.1%	23.6	2.9%	4.0	17.0%
Income before earnings from equity affiliates	94.6	10.7%	100.3	12.4%	(5.7)	(5.6)%
Gain from equity-method investment	—	—%	0.1	—%	(0.1)	(128.0)%
Net income attributable to ExlService Holdings, Inc. stockholders	$94.6	10.7%	$100.4	12.5%	$(5.8)	(5.8)%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues.

The following table summarizes our revenues by reportable segments:

	Six months ended June 30,			Percentage change	Percentage of Total Revenues for the six months ended
	2024	2023	Dollar Change		2024	2023
	(dollars in millions)
Insurance	$294.4	$254.4	$40.0	15.7%	33.3%	31.6%
Healthcare	54.4	53.9	0.5	0.9%	6.1%	6.7%
Emerging Business	151.6	133.3	18.3	13.7%	17.1%	16.6%
Analytics	384.5	364.0	20.5	5.6%	43.5%	45.1%
Total revenues, net	$884.9	$805.6	$79.3	9.8%	100.0%	100.0%

Revenues for the six months ended June 30, 2024 were up by $79.3 million, or 9.8%, compared to the six months ended June 30, 2023, driven primarily by revenue growth from our new and existing clients in the Insurance, Emerging Business and Analytics reportable segments.

Revenue growth in Insurance of $40.0 million was primarily driven by expansion of business from our new and existing clients of $40.5 million. This was partially offset by a loss of $0.5 million, mainly attributable to the depreciation of the Indian rupee and the Australian dollar against the U.S. dollar during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Revenue growth in Healthcare of $0.5 million was primarily driven by expansion of business from our existing clients of $2.5 million, partially offset by lower revenues associated with the ramp-down of certain existing clients of $2.0 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Revenue growth in Emerging Business of $18.3 million was primarily driven by expansion of business from our new and existing clients of $18.0 million and an increase in revenues of $0.3 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Revenue growth in Analytics of $20.5 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $20.1 million and an increase in revenues of $0.4 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Six months ended June 30,		Dollar Change	Percentage change	Six months ended June 30,		Percentage change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$187.8	$166.6	$21.2	12.7%	36.2%	34.5%	1.7%
Healthcare	36.1	36.4	(0.3)	(0.6)%	33.5%	32.5%	1.0%
Emerging Business	86.1	73.8	12.3	16.6%	43.2%	44.6%	(1.4)%
Analytics	245.5	227.9	17.6	7.8%	36.1%	37.4%	(1.3)%
Total	$555.5	$504.7	$50.8	10.1%	37.2%	37.4%	(0.2)%

Cost of revenues for the six months ended June 30, 2024 increased by $50.8 million, or 10.1%, compared to the six months ended June 30, 2023. The increase in cost of revenues was primarily due to increases in employee-related costs including restructuring costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the six months ended June 30, 2024 was 37.2% compared to 37.4% for the six months ended June 30, 2023, a decrease of 20 bps primarily driven by the impact of restructuring costs of 30 bps, partially offset by higher revenues and operational efficiencies during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in cost of revenues in Insurance of $21.2 million for the six months ended June 30, 2024 was primarily due to increases in employee-related costs of $19.5 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $2.5 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $2.6 million, partially offset by foreign exchange gain, net of hedging of $3.4 million. Gross margin in Insurance increased by 170 bps during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The decrease in cost of revenues in Healthcare of $0.3 million for the six months ended June 30, 2024 was primarily due to foreign exchange gain, net of hedging of $0.8 million, lower facilities costs of $0.6 million resulting from optimization of office space and lower other operating costs of $0.3 million, partially offset by increases in employee-related costs of $1.4 million on account of higher headcount and wage inflation. Gross margin in Healthcare increased by 100 bps during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in cost of revenues in Emerging Business of $12.3 million for the six months ended June 30, 2024 was primarily due to increases in employee-related costs of $12.7 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $1.1 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $0.5 million, partially offset by foreign exchange gain, net of hedging of $2.0 million. Gross margin in Emerging Business decreased by 140 bps during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to investment in ramp-ups in certain new and existing clients during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in cost of revenues in Analytics of $17.6 million for the six months ended June 30, 2024 was primarily due to increases in employee-related costs of $16.2 million on account of higher headcount, restructuring costs and wage inflation and higher technology costs of $3.7 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs of $1.6 million and foreign exchange gain, net of hedging of $0.7 million. Gross margin in Analytics decreased by 130 bps during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the impact of restructuring costs of 60 bps and increases in employee-related costs, partially offset by higher revenues and operational efficiencies during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
General and administrative expenses	$109.7	$92.3	$17.4	18.8%
Selling and marketing expenses	71.4	57.7	13.7	23.7%
Selling, general and administrative expenses	$181.1	$150.0	$31.1	20.7%

The increase in SG&A expenses of $31.1 million was primarily due to higher employee-related costs of $16.6 million on account of higher headcount and wage inflation, higher investments in digital and generative AI capabilities of $8.3 million, higher sales and marketing spend of $1.9 million, restructuring costs, litigation settlement costs and associated legal fees of $3.1 million and higher other operating costs of $2.1 million. This was partially offset by foreign exchange gain, net of hedging of $0.9 million, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
Depreciation expense	$19.1	$18.3	$0.8	4.6%
Intangible amortization expense	6.2	8.3	(2.1)	(26.3)%
Depreciation and amortization expense	$25.3	$26.6	$(1.3)	(5.1)%

The increase in depreciation expense of $0.8 million was primarily due to investments in digital capabilities, computers and networking equipment during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in intangibles amortization expense of $2.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was primarily due to end of useful lives for certain intangible assets.

Income from Operations. Income from operations decreased by $1.3 million, or 1.0%, from $124.3 million for the six months ended June 30, 2023 to $123.0 million for the six months ended June 30, 2024, primarily due to higher SG&A expenses, partially offset by higher revenues during the six months ended June 30, 2024.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.22 during the six months ended June 30, 2023 to 83.27 during the six months ended June 30, 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 55.18 during the six months ended June 30, 2023 to 57.27 during the six months ended June 30, 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.24 during the six months ended June 30, 2023 to 1.26 during the six months ended June 30, 2024. The average exchange rate of the U.S. dollar against the South African rand increased from 18.46 during the six months ended June 30, 2023 to 18.74 during the six months ended June 30, 2024.

We recorded a foreign exchange gain, net of $0.4 million, each, for the six months ended June 30, 2023 and 2024.

Interest expense. Interest expense increased from $6.6 million for the six months ended June 30, 2023 to $8.6 million for the six months ended June 30, 2024, primarily due to a higher average outstanding balance under our revolving credit facility and a higher effective interest rate of 6.6% during the six months ended June 30, 2024, compared to 6.1% during the six months ended June 30, 2023.

Other Income, net.

	Six months ended June 30,			Percentage change
	2024	2023	Change
Gain on sale and mark-to-market on investments	$2.2	$2.7	$(0.5)	(20.5)%
Interest and dividend income	4.7	3.4	1.3	38.1%
Fair value changes of contingent consideration	0.6	—	0.6	100.0%
Other, net	(0.1)	(0.3)	0.2	(125.6)%
Other income, net	$7.4	$5.8	$1.6	29.0%

Other income, net increased by $1.6 million, from $5.8 million for the six months ended June 30, 2023 to $7.4 million for the six months ended June 30, 2024. The increase is primarily due to higher yield on our investments of $0.8 million, a decrease of $0.6 million in contingent consideration liability related to our June 2022 acquisition of Inbound Media Group, LLC as a result of fair value adjustment and lower other expenses of $0.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Income Tax Expense. The effective tax rate increased from 19.1% during the six months ended June 30, 2023 to 22.6% during the six months ended June 30, 2024. We recorded income tax expense of $27.6 million and $23.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of lower excess tax benefits related to stock-based compensation during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and an increase in non-deductible expenses, partially offset by lower profit during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Net Income. Net income decreased from $100.4 million for the six months ended June 30, 2023 to $94.6 million for the six months ended June 30, 2024, primarily due to higher income tax expense of $4.0 million, higher interest expense of $2.0 million and a decrease in income from operations of $1.3 million, partially offset by higher other income, net of $1.6 million.

Liquidity and Capital Resources

	Six months ended June 30,		Dollar Change	Percentage Change
	2024	2023
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$141.0	$125.6	$15.4	14.1%
Net cash provided by operating activities	53.0	63.6	(10.6)	(16.6)%
Net cash (used for)/provided by investing activities	(43.2)	11.8	(55.0)	(467.0)%
Net cash used for financing activities	(27.3)	(101.8)	74.5	(73.2)%
Effect of exchange rate changes	(1.8)	1.5	(3.3)	(222.1)%
Closing cash, cash equivalents and restricted cash	$121.7	$100.7	$21.0	23.4%

As of June 30, 2024 and 2023, we had $276.1 million and $250.0 million, respectively, in cash, cash equivalents and short-term investments, of which $241.3 million and $224.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the six months ended June 30, 2024, one of our subsidiaries in India repatriated $18.3 million (net of $1.0 million withholding taxes) to the United States.

Operating Activities: Cash provided by operating activities were $53.0 million during the six months ended June 30, 2024, compared to $63.6 million during six months ended June 30, 2023, reflecting lower cash earnings and higher working capital needs. The major drivers contributing to the decrease of $10.6 million year-over-year included the following:
•Decrease in cash earnings including adjustments for non-cash and other items contributed lower cash flow of $9.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These adjustments include fair value mark-to-market of investments, unrealized foreign currency exchange (gain)/loss, net, stock-based compensation expense, depreciation and amortization of long-lived assets and intangibles acquired in business combination, among others.

•Changes in accounts receivable, including advance billings, contributed higher cash flow of $6.1 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Collections in accounts receivable, including advance billings, was driven by revenue growth during the six months ended June 30, 2024. Our days sales outstanding remained flat at 63 days as of June 30, 2024 and 2023.

•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) contributed to a higher cash payout of $11.0 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

•Lower income tax payments, net of refunds, contributed lower cash payouts of $3.7 million.

Investing Activities: Cash used for investing activities were $43.2 million for the six months ended June 30, 2024, compared to cash provided by investing activities of $11.8 million for the six months ended June 30, 2023. The decrease of $55.0 million was primarily due to net purchase of investments $20.0 million during six months ended June 30, 2024, compared to net redemption of investments $37.4 million during the six months ended June 30, 2023. This was partially offset by lower cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $2.8 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Financing Activities: Cash used for financing activities were $27.3 million during the six months ended June 30, 2024, compared to $101.8 million during the six months ended June 30, 2023. The decrease of $74.5 million was primarily due to net proceeds from borrowings under our revolving credit facility of $135.0 million during the six months ended June 30, 2024, compared to net repayment of our borrowings of $30.0 million during the six months ended June 30, 2023. This was partially offset by higher purchases of treasury stock of $90.0 million under our share repurchase programs for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including generative AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $23.3 million of capital expenditures during the six months ended June 30, 2024. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2024, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2024 and December 31, 2023, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of June 30,2024	As of December 31, 2023
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$75.0	$65.0

Long-term borrowings	260.0	135.0
Total borrowings	$335.0	$200.0
As of June 30, 2024 and December 31, 2023, we were in compliance with all financial and non-financial covenants under the 2022 Credit Agreement.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2024, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of June 30, 2024, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2024, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
April 1, 2024 through April 30, 2024	—	$—	—	$—	—	$375,000,000
May 1, 2024 through May 31, 2024	—	$—	—	$—	—	$375,000,000
June 1, 2024 through June 30, 2024	—	$—	297,353	$29.67	297,353	$366,176,899
Total	—	$—	297,353	$29.67	297,353	$—

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1
Fourth Amended and Restated Certificate of Incorporation of the Company, as in effect as of the date hereof (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2024).

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

Date: August 1, 2024	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)