Form 10-Q
period 2024-09-30
ExlService Holdings, Inc.
filed 2024-10-30
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

As of October 27, 2024, there were 160,882,437 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	7	$150,102	$136,953
Short-term investments	8	175,648	153,881
Restricted cash	7	7,342	4,062
Accounts receivable, net	4	340,904	308,108
Other current assets	11	93,693	76,669
Total current assets		767,689	679,673
Property and equipment, net	9	107,395	100,373
Operating lease right-of-use assets	21	71,796	64,856
Restricted cash	7	5,820	4,386
Deferred tax assets, net	22	106,881	82,927
Goodwill	10	427,663	405,639
Other intangible assets, net	10	51,291	50,164
Long-term investments	8	14,184	4,430
Other assets	12	57,113	49,524
Total assets		$1,609,832	$1,441,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$4,082	$5,055
Current portion of long-term borrowings	18	4,891	65,000
Deferred revenue		12,472	12,318
Accrued employee costs		110,677	117,137
Accrued expenses and other current liabilities	13	105,159	114,113
Current portion of operating lease liabilities	21	16,904	12,780
Total current liabilities		254,185	326,403
Long-term borrowings, less current portion	18	339,828	135,000
Operating lease liabilities, less current portion	21	62,336	58,175
Deferred tax liabilities, net	22	3,245	1,495
Other non-current liabilities	14	42,675	31,462
Total liabilities		702,269	552,535
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 205,317,002 shares issued and 160,880,592 shares outstanding as of September 30, 2024 and 203,410,038 shares issued and 165,277,880 shares outstanding as of December 31, 2023	19	205	203
Additional paid-in capital		572,430	508,028
Retained earnings		1,231,288	1,083,663
Accumulated other comprehensive loss	15	(122,593)	(127,040)
Total including shares held in treasury		1,681,330	1,464,854
Less: 44,436,410 shares as of September 30, 2024 and 38,132,158 shares as of December 31, 2023, held in treasury, at cost	19	(773,767)	(575,417)
Total stockholders’ equity		907,563	889,437
Total liabilities and stockholders’ equity		$1,609,832	$1,441,972
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2024	2023	2024	2023
Revenues, net	3, 4	$472,073	$410,971	$1,356,946	$1,216,610
Cost of revenues (1)		293,806	256,002	849,336	760,691
Gross profit (1)		178,267	154,969	507,610	455,919
Operating expenses:
General and administrative expenses		57,495	52,213	167,195	144,564
Selling and marketing expenses		37,568	30,943	108,982	88,674
Depreciation and amortization expense	9, 10	13,799	11,583	39,055	38,192
Total operating expenses		108,862	94,739	315,232	271,430
Income from operations		69,405	60,230	192,378	184,489
Foreign exchange gain, net		278	409	673	838
Interest expense	18	(5,526)	(3,405)	(14,145)	(10,030)
Other income, net	6	4,374	778	11,876	6,594
Income before income tax expense and earnings from equity affiliates		68,531	58,012	190,782	181,891
Income tax expense	22	15,460	14,161	43,086	37,773
Income before earnings from equity affiliates		53,071	43,851	147,696	144,118
Gain/(loss) from equity-method investment		(34)	25	(71)	157
Net income		$53,037	$43,876	$147,625	$144,275
Earnings per share:	5
Basic		$0.33	$0.26	$0.90	$0.87
Diluted		$0.33	$0.26	$0.90	$0.86
Weighted average number of shares used in computing earnings per share:	5
Basic		161,732,872	166,159,619	163,197,767	166,707,599
Diluted		163,187,733	167,688,374	164,620,081	168,591,612

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2024	2023	2024	2023
Net income		$53,037	$43,876	$147,625	$144,275
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	10,097	(7,903)	7,257	8,242
Currency translation adjustments		5,770	(7,782)	(483)	(2,605)
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	(882)	32	(850)	4,261
Retirement benefits (2)	20	(153)	(22)	(455)	(70)
Income tax effects relating to above (3)	22	(1,317)	3,017	(1,022)	(2,490)
Total other comprehensive income/(loss)		13,515	(12,658)	4,447	7,338
Total comprehensive income		$66,552	$31,218	$152,072	$151,613

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended September 30, 2024 and 2023
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606
Stock issued against stock-based compensation plans	23	533,889	1	2,414	—	—	—	—	2,415
Stock-based compensation	23	—	—	21,232	—	—	—	—	21,232
Acquisition of treasury stock	19	—	—	—	—	—	(1,009,246)	(34,830)	(34,830)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(412)	(412)
Accelerated share repurchase	19	—	—	27,862	—	—	(820,433)	(27,862)	—
Other comprehensive income	15	—	—	—	—	13,515	—	—	13,515
Net income		—	—	—	53,037	—	—	—	53,037
Balance as of September 30, 2024		205,317,002	$205	$572,430	$1,231,288	$(122,593)	(44,436,410)	$(773,767)	$907,563

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2023		201,748,635	$202	$471,962	$999,504	$(124,147)	(35,985,285)	$(513,307)	$834,214
Stock issued against stock-based compensation plans	23	375,550	—	3,548	—	—	—	—	3,548
Stock-based compensation	23	—	—	17,067	—	—	—	—	17,067
Acquisition of treasury stock	19	—	—	—	—	—	(1,021,041)	(29,960)	(29,960)
Other comprehensive loss	15	—	—	—	—	(12,658)	—	—	(12,658)
Net income		—	—	—	43,876	—	—	—	43,876
Balance as of September 30, 2023		202,124,185	$202	$492,577	$1,043,380	$(136,805)	(37,006,326)	$(543,267)	$856,087

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2024 and 2023
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
January 1, 2024		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,906,964	2	4,361	—	—	—	—	4,363
Stock-based compensation	23	—	—	57,179	—	—	—	—	57,179
Acquisition of treasury stock	19	—	—	—	—	—	(2,133,735)	(69,458)	(69,458)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,030)	(1,030)
Accelerated share repurchase	19	—	—	2,862	—	—	(4,170,517)	(127,862)	(125,000)
Other comprehensive income	15	—	—	—	—	4,447	—	—	4,447
Net income		—	—	—	147,625	—	—	—	147,625
Balance as of September 30, 2024		205,317,002	$205	$572,430	$1,231,288	$(122,593)	(44,436,410)	$(773,767)	$907,563

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
January 1, 2023		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	2,184,305	2	4,644	—	—	—	—	4,646
Stock-based compensation	23	—	—	42,985	—	—	—	—	42,985
Acquisition of treasury stock	19	—	—	—	—	—	(3,238,666)	(101,336)	(101,336)
Other comprehensive income	15	—	—	—	—	7,338	—	—	7,338
Net income		—	—	—	144,275	—	—	—	144,275
Balance as of September 30, 2023		202,124,185	$202	$492,577	$1,043,380	$(136,805)	(37,006,326)	$(543,267)	$856,087

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$147,625	$144,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,068	38,010
Stock-based compensation expense	57,179	42,985
Reduction in the carrying amount of operating lease right-of-use assets	16,070	15,171
Fair value mark-to-market of investments	(1,233)	6,003
Unrealized foreign currency exchange (gain)/loss, net	(3,064)	(862)
Deferred income tax benefit	(25,423)	(26,555)
Others, net	(341)	6,328
Change in operating assets and liabilities:
Accounts receivable	(28,900)	(46,488)
Other current and non-current assets	(6,961)	(19,204)
Income taxes payable, net	(8,438)	(12,022)
Deferred revenue	35	2,319
Accrued employee costs	(6,435)	(1,853)
Accounts payable, accrued expenses and other liabilities	10,177	(325)
Operating lease liabilities	(15,180)	(15,622)
Payment of contingent consideration	(11,000)	—
Net cash provided by operating activities	163,179	132,160

Cash flows from investing activities:
Purchases of property and equipment	(36,188)	(41,106)
Proceeds from sale of property and equipment	172	640
Investment in equity affiliate	(600)	(600)
Business acquisition (net of cash acquired)	(24,466)	—
Purchases of investments	(225,555)	(165,021)
Proceeds from redemption of investments	192,162	217,525
Net cash (used for)/provided by investing activities	(94,475)	11,438

Cash flows from financing activities:
Principal payments of finance lease liabilities	(222)	(120)
Proceeds from borrowings	290,000	70,000
Repayments of borrowings	(145,000)	(110,000)
Acquisition of treasury stock	(195,880)	(100,542)
Payment of contingent consideration	(4,000)	(5,000)
Proceeds from issuance of common stock	3,524	4,690
Payment of debt issuance costs	(593)	—
Net cash used for financing activities	(52,171)	(140,972)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,330	(288)
Net increase in cash, cash equivalents and restricted cash	17,863	2,338
Cash, cash equivalents and restricted cash at the beginning of the period	145,401	125,621
Cash, cash equivalents and restricted cash at the end of the period	$163,264	$127,959

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,346	$10,580
Income taxes	$78,069	$76,743
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$2,756	$3,975
Assets acquired under finance lease	$972	$285

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

(b)Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the unaudited consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, determine lease term to calculate single operating lease cost, determine pattern of generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
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

The August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) is included in the Analytics reportable segment. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the unaudited consolidated financial statements for further details.

Revenues and cost of revenues for the three months ended September 30, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$157,574	$30,498	$79,999	$204,002	$472,073
Cost of revenues (1)	100,327	20,254	47,834	125,391	293,806
Gross profit (1)	$57,247	$10,244	$32,165	$78,611	$178,267
Operating expenses					108,862
Foreign exchange gain, net, interest expense and other income, net					(874)
Income tax expense					15,460
Loss from equity-method investment					(34)
Net income					$53,037
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)

	Three months ended September 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$136,369	$26,177	$65,316	$183,109	$410,971
Cost of revenues (1)	86,435	16,533	37,599	115,435	256,002
Gross profit (1)	$49,934	$9,644	$27,717	$67,674	$154,969
Operating expenses					94,739
Foreign exchange gain, net, interest expense and other income, net					(2,218)
Income tax expense					14,161
Gain from equity-method investment					25
Net income					$43,876
(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the nine months ended September 30, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$452,010	$84,846	$231,576	$588,514	$1,356,946
Cost of revenues (1)	288,143	56,373	133,882	370,938	849,336
Gross profit (1)	$163,867	$28,473	$97,694	$217,576	$507,610
Operating expenses					315,232
Foreign exchange gain, net, interest expense and other income, net					(1,596)
Income tax expense					43,086
Loss from equity-method investment					(71)
Net income					$147,625
(1) Exclusive of depreciation and amortization expense.

	Nine months ended September 30, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$390,762	$80,036	$198,677	$547,135	$1,216,610
Cost of revenues (1)	253,081	52,882	111,414	343,314	760,691
Gross profit (1)	$137,681	$27,154	$87,263	$203,821	$455,919
Operating expenses					271,430
Foreign exchange gain, net, interest expense and other income, net					(2,598)
Income tax expense					37,773
Gain from equity-method investment					157
Net income					$144,275
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Digital operations and solutions (1)	$268,071	$227,862	$768,432	$669,475
Analytics services	204,002	183,109	588,514	547,135
Revenues, net	$472,073	$410,971	$1,356,946	$1,216,610
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues, net
The United States	$388,067	$343,135	$1,121,122	$1,022,883
Non-United States
The United Kingdom	56,650	46,327	160,019	131,549
Rest of World	27,356	21,509	75,805	62,178
Total Non-United States	84,006	67,836	235,824	193,727
Revenues, net	$472,073	$410,971	$1,356,946	$1,216,610

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	September 30, 2024	December 31, 2023
Long-lived assets
India	$61,015	$53,813
The United States	57,307	61,592
South Africa	27,783	20,890
The Philippines	27,600	21,952
Rest of World	5,486	6,982
Long-lived assets	$179,191	$165,229
4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2024	December 31, 2023

Accounts receivable, net	$340,904	$308,108
Contract assets	$6,083	$9,665
Contract liabilities:
Deferred revenue (consideration received in advance)	$9,346	$9,764
Consideration received for process transition activities	$18,710	$12,411

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
Accounts receivable includes $168,420 and $148,735 as of September 30, 2024 and December 31, 2023, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

There was no significant impairment of contract assets as of September 30, 2024 and December 31, 2023.

Revenue recognized during the three and nine months ended September 30, 2024 and 2023, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Deferred revenue (consideration received in advance)	$803	$690	$9,095	$16,682
Consideration received for process transition activities	$717	$373	$1,996	$1,381

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Opening Balance	$1,990	$2,183	$2,122	$1,095	$1,095
Additions	6	115	377	1,591	1,841
Amortization	(218)	(233)	(721)	(621)	(814)
Closing Balance	$1,778	$2,065	$1,778	$2,065	$2,122

	Contract Fulfillment Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Opening Balance	$30,404	$21,445	$24,673	$13,871	$13,871
Additions	3,530	3,790	10,814	12,633	13,605
Amortization	(713)	(878)	(2,266)	(2,147)	(2,803)
Closing Balance	$33,221	$24,357	$33,221	$24,357	$24,673

There was no significant impairment for contract acquisition and contract fulfillment costs as of September 30, 2024 and December 31, 2023.

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	September 30, 2024	December 31, 2023
Accounts receivable, including unbilled receivables	$344,778	$311,811
Less: Allowance for expected credit losses	(3,874)	(3,703)
Accounts receivable, net	$340,904	$308,108

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
The movement in “Allowance for expected credit losses” was as follows:

	Three months ended		Nine months ended		Year ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Opening Balance	$3,560	$1,800	$3,703	$1,332	$1,332
Additions/(reductions)	342	1,964	274	2,441	2,450
Reductions due to write-off of accounts receivable	(27)	(70)	(103)	(78)	(79)
Currency translation adjustments	(1)	2	—	1	—
Closing Balance	$3,874	$3,696	$3,874	$3,696	$3,703

Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and nine months ended September 30, 2024 and 2023. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of September 30, 2024 and December 31, 2023.
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerators:
Net income	$53,037	$43,876	$147,625	$144,275
Denominators:
Basic weighted average common shares outstanding	161,732,872	166,159,619	163,197,767	166,707,599
Dilutive effect of stock-based awards	1,454,861	1,528,755	1,422,314	1,884,013
Diluted weighted average common shares outstanding	163,187,733	167,688,374	164,620,081	168,591,612
Earnings per share:
Basic	$0.33	$0.26	$0.90	$0.87
Diluted	$0.33	$0.26	$0.90	$0.86
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,790,695	2,899,035	2,762,178	1,564,844
On March 15, 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together with the Master Accelerated Share Repurchase Confirmation, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details. During the nine months ended September 30, 2024, the Company recorded the initial delivery and final settlement of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
6. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gain on sale and fair value mark-to-market on investments	$1,766	$1,337	$3,944	$4,076
Interest and dividend income	2,547	2,106	7,206	5,480
Fair value changes of contingent consideration (1)	—	(2,500)	589	(2,500)
Others, net	61	(165)	137	(462)
Other income, net	$4,374	$778	$11,876	$6,594
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Cash and cash equivalents	$150,102	$122,655	$136,953
Restricted cash (current) (1)	7,342	3,257	4,062
Restricted cash (non-current) (2)	5,820	2,047	4,386
Cash, cash equivalents and restricted cash	$163,264	$127,959	$145,401
(1) Restricted cash (current) primarily represents funds held on behalf of customers in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities.” Restricted cash also includes funds held as collateral in a dedicated bank account for irrevocable letters of credit issued in favor of third parties for facility leases.
(2) Restricted cash (non-current) represents deposits with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax and value added tax (“VAT”) assessments. These deposits with banks will mature one year after the balance sheet date.
8. Investments
Investments consist of the following:

	As of
	September 30, 2024	December 31, 2023
Short-term investments
Mutual funds	$99,621	$52,650
Term deposits	76,027	101,231
Total Short-term investments	$175,648	$153,881

Long-term investments
Term deposits	$9,464	$239
Investment in equity affiliate	4,720	4,191
Total Long-term investments	$14,184	$4,430
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	September 30, 2024	December 31, 2023
Property, plant and equipment, gross	$357,102	$324,038
Less: Accumulated depreciation and amortization	(249,707)	(223,665)
Property, plant and equipment, net	$107,395	$100,373

During the three and nine months ended September 30, 2024, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$10,350	$8,426	$29,449	$26,682

Internally developed software costs included in property and equipment was as follows:

	As of
	September 30, 2024	December 31, 2023
Cost	$59,286	$46,625
Less : Accumulated amortization	(33,817)	(25,413)
Internally developed software, net	$25,469	$21,212

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization expense	$2,961	$2,311	$8,408	$6,711

There were no indicators of impairment related to long-lived assets as of September 30, 2024 and December 31, 2023.

10. Business Combinations, Goodwill and Other Intangible Assets

Incandescent Technologies, Inc.

On August 1, 2024, the Company, through its wholly owned subsidiary Clairvoyant AI, Inc., completed the acquisition of ITI Data, a Nebraska corporation, pursuant to an equity securities purchase agreement dated July 31, 2024 (the "Purchase Agreement"). The Company purchased 100% of the issued and outstanding equity securities in ITI Data.

ITI Data is a data management solutions firm that works with the global banks, financial services and healthcare companies. It delivers enterprise business solutions for clients processing significant data volumes with complex data management requirements. The acquisition strengthens the Company’s ability to deliver reliable, data-driven insights to its clients and ultimately drive greater value and innovation across their operations.

The base purchase consideration payable at the closing of the transaction was $26,000, excluding cash acquired, debt and other estimated post-closing adjustments. The Purchase Agreement also allows the seller the ability to earn up to $13,000 of

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
contingent consideration, based on the achievement of certain performance goals by ITI Data during the two years ending July 31, 2026. The contingent consideration had an estimated fair value of $7,700, and has been presented as contingent consideration under “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable in the consolidated balance sheets. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition, the Company utilized its available cash on hand.

The Company’s preliminary purchase price allocation to net tangible and intangible assets of ITI Data as of August 1, 2024 is as follows:

Intangible assets	$10,720
Other assets, net	581
Goodwill	22,035
Total purchase consideration*	$33,336
* Includes contingent consideration of $7,700 recognized at fair value as of the date of acquisition.

The fair value of assets acquired and liabilities assumed from the acquisition of ITI Data is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The Company is in the process of finalizing the adjustments related to debt, working capital position and other post-closing adjustments, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date, and shall accordingly lead to finalization of the purchase consideration. The measurement period will not exceed one year from the acquisition date.

In connection with this acquisition, the Company recorded $10,420 in customer-related intangibles which are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated weighted average amortization period of 5 years.

The ITI Data acquisition is treated as a stock acquisition for tax purposes.

The goodwill recognized represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations. The goodwill has been assigned to the Company’s Analytics reportable segment based upon the Company’s assessment of nature of services rendered by ITI Data.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s unaudited consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company's financial position, results of operations or cash flows, and therefore, the Company has not provided unaudited supplemental pro forma results.

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2024	$50,035	$21,872	$47,001	$286,731	$405,639
Acquisition	—	—	—	22,035	22,035
Currency translation adjustments	112	(5)	(118)	—	(11)
Balance as of September 30, 2024	$50,147	$21,867	$46,883	$308,766	$427,663

As of September 30, 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during the nine months ended September 30, 2024, business forecasts for the remainder of the year,

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2023. The Company did not identify any triggers or indications of potential impairment for its reporting units as of September 30, 2024.

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$107,350	$(57,757)	$49,593	$99,050	$(51,085)	$47,965
Developed technology	3,631	(3,215)	416	3,552	(2,522)	1,030
Trade names and trademarks	1,700	(1,408)	292	1,400	(1,286)	114
Non-compete agreements	300	(210)	90	336	(181)	155
	112,981	(62,590)	50,391	104,338	(55,074)	49,264
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Total intangible assets	$113,881	$(62,590)	$51,291	$105,238	$(55,074)	$50,164

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization expense	$3,449	$3,157	$9,606	$11,510

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2024 was as follows:

2024 (October 1 - December 31)	$3,431
2025	12,890
2026	12,548
2027	11,505
2028 and thereafter	10,017
Total	$50,391

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
Advance income tax, net	$31,632	$23,269
Receivables from statutory authorities	21,854	18,500
Prepaid expenses	18,179	18,171
Derivative instruments	8,492	4,308
Deferred contract fulfillment costs	4,208	3,303
Advances to suppliers	3,149	1,883
Contract assets	2,465	2,830
Others	3,714	4,405
Other current assets	$93,693	$76,669
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
Deferred contract fulfillment costs	$29,013	$21,370
Deposits with statutory authorities	7,446	6,960
Lease deposits	6,505	5,159
Derivative instruments	4,720	3,299
Contract assets	3,618	6,835
Others	5,811	5,901
Other assets	$57,113	$49,524
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
Accrued expenses	$62,552	$58,736
Payable to statutory authorities	23,443	20,591
Client liabilities	7,105	6,909
Contingent consideration	2,800	15,000
Accrued capital expenditures	2,791	4,134
Income taxes payable, net	1,249	1,213
Derivative instruments	991	2,009
Others	4,228	5,521
Accrued expenses and other current liabilities	$105,159	$114,113

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
Retirement benefits	$17,185	$16,666
Deferred transition revenue	15,645	10,195
Contingent consideration	4,900	589
Unrecognized tax benefits	1,580	1,262
Derivative instruments	504	216
Others	2,861	2,534
Other non-current liabilities	$42,675	$31,462
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the nine months ended September 30, 2024 and 2023:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2024	$(132,643)	$4,198	$1,405	$(127,040)
Gains / (losses) recognized during the period	(483)	7,257	—	6,774
Reclassification to net income (1)	—	(850)	(455)	(1,305)
Income tax effects (2)	146	(1,165)	(3)	(1,022)
Accumulated other comprehensive income/(loss) as of September 30, 2024	$(132,980)	$9,440	$947	$(122,593)

Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains / (losses) recognized during the period	(2,605)	8,242	—	5,637
Reclassification to net income (1)	—	4,261	(70)	4,191
Income tax effects (2)	466	(2,900)	(56)	(2,490)
Accumulated other comprehensive income/(loss) as of September 30, 2023	$(135,278)	$(1,700)	$173	$(136,805)

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
September 30, 2024
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$73,071	$—	$—	$73,071
Mutual funds (2)	99,621	—	—	99,621
Derivative financial instruments	—	13,212	—	13,212
Total	$172,692	$13,212	$—	$185,904
Liabilities
Derivative financial instruments	$—	$1,495	$—	$1,495
Contingent consideration (3)	—	—	7,700	7,700
Total	$—	$1,495	$7,700	$9,195

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$49,806	$—	$—	$49,806
Mutual funds (2)	52,650	—	—	52,650
Derivative financial instruments	—	7,607	—	7,607
Total	$102,456	$7,607	$—	$110,063
Liabilities
Derivative financial instruments	$—	$2,225	$—	$2,225
Contingent consideration (3)	—	—	15,589	15,589
Total	$—	$2,225	$15,589	$17,814
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
September 30, 2024
(In thousands, except per share amount and share count)
Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for business acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model and scenario-based method. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the unaudited consolidated financial statements for further details.

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Opening balance	$—	$13,689	$15,589	$18,689
Acquisitions	7,700	—	7,700	—
Fair value changes	—	2,500	(589)	2,500
Payments	—	—	(15,000)	(5,000)
Closing balance	$7,700	$16,189	$7,700	$16,189

During the three and nine months ended September 30, 2024 and 2023, there were no transfers among Level 1, Level 2 and Level 3.

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accounts receivable, net, long-term investments, accrued capital expenditures, accrued expenses, client liabilities and interest payable on borrowings for which fair values approximate their carrying amounts. The carrying value of the Company’s outstanding credit facilities approximates their fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	September 30, 2024	December 31, 2023
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	868,200	722,800

Interest rate swaps (Floating to fixed) denominated in:
USD	—	75,000
The Company estimates that approximately $7,631 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of September 30, 2024, could be reclassified into earnings within the next twelve months. As of September 30, 2024, the maximum outstanding term of the cash flow hedges was approximately 42 months.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	September 30, 2024	December 31, 2023
Sell USD	200,322	170,543
Sell GBP	27,321	14,544
Sell EUR	5,758	5,231
Sell AUD	6,887	3,452
Sell ZAR	—	150,150
Buy USD	10,944	—

The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets:
Other current assets	$8,474	$4,216	$18	$92
Other assets	$4,720	$3,299	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$843	$1,859	$148	$150
Other non-current liabilities	$504	$216	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
Derivative financial instruments:	2024	2023	2024	2023
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$10,097	$(7,903)	$7,257	$8,242

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(259)	$(1,584)	$(2,332)	$574

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended September 30,
	2024		2023
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$293,806	$518	$256,002	$(252)
General and administrative expenses	$57,495	77	$52,213	18
Selling and marketing expenses	$37,568	9	$30,943	—
Depreciation and amortization expense	$13,799	38	$11,583	(19)
Interest expense	$5,526	240	$3,405	221
Total before tax		882		(32)
Income tax effects on above		(107)		(64)
Net of tax		$775		$(96)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$278	$(259)	$409	$(1,584)
	$278	$(259)	$409	$(1,584)

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Nine months ended September 30,
	2024		2023
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$849,336	$(64)	$760,691	$(4,148)
General and administrative expenses	$167,195	156	$144,564	(357)
Selling and marketing expenses	$108,982	23	$88,674	(32)
Depreciation and amortization expense	$39,055	12	$38,192	(185)
Interest expense	$14,145	723	$10,030	461
Total before tax		850		(4,261)
Income tax effects on above		(416)		701
Net of tax		$434		$(3,560)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$673	$(2,332)	$838	$574
	$673	$(2,332)	$838	$574
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	September 30, 2024			December 31, 2023
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$65,000	$—	$65,000
Unamortized debt issuance costs	—	(109)	(109)	—	—	—
Total current portion of long-term borrowings	—	4,891	4,891	65,000	—	65,000

Long-term borrowings	245,000	95,000	340,000	135,000	—	135,000
Unamortized debt issuance costs	—	(172)	(172)	—	—	—
Total long-term borrowings	245,000	94,828	339,828	135,000	—	135,000
Total borrowings	$245,000	$99,719	$344,719	$200,000	$—	$200,000

Unamortized debt issuance costs for the Company’s revolving credit facility of $978 and $903 as of September 30, 2024 and December 31, 2023, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
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

On August 9, 2024, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement with Citibank, N.A., as Administrative Agent, and certain lenders (the “2024 Credit Agreement”), pursuant to which the parties thereto amended and restated the 2022 Credit Agreement. Among other things, the 2024 Credit Agreement (a) provides for a $100,000 increase to the revolving credit commitments such that the aggregate amount of revolving credit commitments available to the Company is now equal to $500,000; and (b) provides for the issuance of a new term loan facility in the aggregate amount of $100,000 with an annual amortization of 5%. The increased credit facility and the new term loan facility both mature on April 18, 2027.

The 2024 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the revolving credit facility can be used for working capital and general corporate purposes, including permitted acquisitions. Borrowings under the term loan facility can be used to repay the borrowings outstanding under the revolving facility on August 9, 2024, being the effective date of the 2024 Credit Agreement.

Obligations under the 2024 Credit Agreement are guaranteed by the Company’s wholly-owned material domestic subsidiaries and are secured by all or substantially all of the Company’s and its material domestic subsidiaries’ assets. The 2024 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries.

The Company has fully drawn $100,000 under its term loan facility based on adjusted SOFR, and repaid the borrowings outstanding under its revolving credit facility to that extent.

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revolving credit facility	6.4%	6.5%	6.3%	6.2%
Term loan facility	6.8%	—	6.8%	—

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the applicable credit agreement.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of September 30, 2024 were as follows:

	Revolving credit facility	Term loan facility
2024 (October 1 - December 31)	$—	$1,250
2025	—	5,000
2026	—	5,000
2027	245,000	88,750
Total	$245,000	$100,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2024 and December 31, 2023, the Company had outstanding letters of credit of $741 and $461, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2024	91,565	$3,346	$36.54
Three months ended September 30, 2023	45,267	$1,324	$29.25

Nine months ended September 30, 2024	291,967	$9,721	$33.29
Nine months ended September 30, 2023	237,047	$7,853	$33.13

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

On March 15, 2024, the Company entered into a 2024 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,350,084 shares of its common stock at an initial price of $29.85 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2024 ASR Agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement was classified as an equity instrument under ASC Topic 815-40, Contracts in Entity's Own Equity, and deemed to have a fair value of zero at the effective date. The prepayment of $25,000 was initially recorded in additional paid-in

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
capital, which reflected the pending settlement of the 2024 ASR Agreement. Under the terms of the 2024 ASR Agreement, the ultimate number of shares of Common Stock that the Company repurchased was based on the average of the daily volume-weighted average prices of the Common Stock during the term of the 2024 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR Agreement.

On July 19, 2024, upon final settlement of the 2024 ASR Agreement, the Company received 820,433 additional shares of its common stock based on a daily volume-weighted average price of $29.97 per share during the term of the 2024 ASR Agreement. The additional shares received were recorded as treasury stock at a fair market value of $33.96 per share, and $2,862 was recorded in additional paid-in capital.

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

The Company purchased shares of its common stock, for a total consideration including commissions and excluding excise tax, under its two repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2024	1,738,114	$59,346	$34.14
Three months ended September 30, 2023	975,774	$28,636	$29.35

Nine months ended September 30, 2024	6,012,285	$187,599	$31.20
Nine months ended September 30, 2023	3,001,619	$93,483	$31.14
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, effective January 1, 2023, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $412 and $1,030, respectively, on repurchase of common stock as a part of cost of such repurchases for the three and nine months ended September 30, 2024.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)

Change in Plan Assets
Plan assets as of January 1, 2024	$17,134
Actual return	1,052
Employer contribution	3,366
Benefits paid	(1,044)
Currency translation adjustments	(134)
Plan assets as of September 30, 2024	$20,374

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$1,117	$947	$3,325	$2,856
Interest cost	386	392	1,160	1,180
Expected return on plan assets	(309)	(261)	(931)	(788)
Amortization of actuarial (gain)/loss, gross of tax	(153)	(22)	(455)	(70)
Net gratuity cost	$1,041	$1,056	$3,099	$3,178

Amortization of actuarial (gain)/loss, gross of tax	$(153)	$(22)	$(455)	$(70)
Income tax effects on above	(1)	(19)	(3)	(56)
Amortization of actuarial (gain)/loss, net of tax	$(154)	$(41)	$(458)	$(126)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contribution to the 401(k) Plans	$1,358	$1,240	$4,991	$4,804
Contributions to the defined contribution plans on behalf of employees in foreign subsidiaries of the Company	$7,112	$5,841	$20,752	$16,837

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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Finance lease:
Depreciation on underlying ROU assets	$111	$50	$261	$127
Interest on lease liabilities	53	25	134	63
	164	75	395	190
Operating lease (1)	5,995	4,839	17,088	15,171
Variable lease costs	1,240	1,170	3,329	3,334
Sub lease income	(49)	—	(49)	—
Total lease cost	$7,350	$6,084	$20,763	$18,695
(1) Includes short-term leases, which are immaterial.
Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$15,180	$15,622
Operating cash outflows for finance leases	$134	$63
Financing cash outflows for finance leases	$222	$120
ROU assets obtained in exchange for new operating lease liabilities	$17,753	$13,477
ROU assets obtained in exchange for new finance lease liabilities	$972	$285
Weighted average remaining lease term (in years)
Finance lease	3.2 years	3.1 years
Operating lease	4.9 years	5.6 years
Weighted average discount rate
Finance lease	14.9%	14.2%
Operating lease	7.9%	7.4%

As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $3,383 and a decrease of its lease liabilities by $1,876, during the nine months ended September 30, 2024 and 2023, respectively, with a corresponding adjustment to ROU assets.

As of September 30, 2024 and December 31, 2023, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases
2024 (October 1 - December 31)	$5,621	$146
2025	22,142	565
2026	20,710	522
2027	18,190	433
2028	14,738	282
2029 and thereafter	15,502	96
Total lease payments	96,903	2,044
Less: Imputed interest	17,663	496
Present value of lease liabilities	$79,240	$1,548
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate decreased from 24.4% during the three months ended September 30, 2023 to 22.6% during the three months ended September 30, 2024. The Company recorded income tax expense of $15,460 and $14,161 for the three months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The effective tax rate increased from 20.8% during the nine months ended September 30, 2023 to 22.6% during the nine months ended September 30, 2024. The Company recorded income tax expense of $43,086 and $37,773 for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 and lower excess tax benefits related to stock-based compensation during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company’s subsidiaries in India repatriated $18,255 (net of $996 withholding taxes) to the United States.

Deferred income taxes recognized in OCI were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(342)	$1,370	$(1,581)	$(2,199)
Reclassification adjustment for cash flow hedges	107	64	416	(701)
Reclassification adjustment for retirement benefits	(1)	(19)	(3)	(56)
Currency translation adjustments	(1,081)	1,602	146	466
Total	$(1,317)	$3,017	$(1,022)	$(2,490)

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
23. Stock-Based Compensation

Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenues	$4,182	$4,038	$11,989	$10,945
General and administrative expenses	8,514	6,544	22,635	15,579
Selling and marketing expenses	8,536	6,485	22,555	16,461
Total	$21,232	$17,067	$57,179	$42,985

Income tax benefit related to share-based compensation (1)	$5,830	$4,340	$15,807	$16,959
(1) Includes $1,673 and $462 during the three months ended September 30, 2024 and 2023, respectively, and $9,214 and $13,172 during the nine months ended September 30, 2024 and 2023, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of September 30, 2024 and December 31, 2023, the Company had 1,774,815 and 4,096,102 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Stock Options
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	1,790,695	$30.14
Granted	—	—
Vested	447,655	30.14
Forfeited	—	—
Outstanding as of September 30, 2024*	1,343,040	$30.14

*As of September 30, 2024 and December 31, 2023 the number of stock options vested and not yet exercised are 447,655 and nil, respectively.
As of September 30, 2024, unrecognized compensation cost of $14,683 is expected to be expensed over a weighted average period of 2.8 years.
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
Restricted stock unit activity under the SMP is shown below:

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	217,230	$24.95
Granted	—	—
Vested	(72,385)	24.95
Forfeited	—	—
Outstanding as of September 30, 2024*	144,845	$24.95
* As of September 30, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 72,385 and nil, respectively.
As of September 30, 2024, unrecognized compensation cost of $900 is expected to be expensed over a weighted average period of 0.5 years.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023*	3,731,512	$24.96
Granted	1,592,573	30.60
Vested	(1,797,779)	22.18
Forfeited	(250,827)	28.26
Outstanding as of September 30, 2024*	3,275,479	$28.98

* As of September 30, 2024 and December 31, 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 373,521 and 324,125, respectively.
As of September 30, 2024, unrecognized compensation cost of $71,783 is expected to be expensed over a weighted average period of 2.7 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the nine months ended September 30, 2024, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period. The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period.

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	438,000	$29.16	656,450	$37.78
Granted	344,535	30.44	516,692	44.33
Vested	—	—	—	—
Forfeited	(26,338)	29.72	(39,436)	39.89
Outstanding as of September 30, 2024	756,197	$29.72	1,133,706	$40.69

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
As of September 30, 2024, unrecognized compensation cost of $36,698 is expected to be expensed over a weighted average period of 1.9 years.
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

The fifth offering period under the 2022 ESPP commenced on July 1, 2024 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2023	3,831,325
Issuance of common stock related to the:
Third offering period	71,645	$1,948
Fourth offering period	86,936	$2,414
Shares available for issuance as of September 30, 2024	3,672,744
Contributions received for the fifth offering period up to September 30, 2024		$1,146

24. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which reported that it beneficially owns approximately 10% of the Company’s common stock as of December 31, 2023. During the three months ended September 30, 2024 and 2023, the Company recognized revenues, net of $140 and $354, respectively, related to this service contract. During the nine months ended September 30, 2024 and 2023, the Company recognized revenues, net of $516 and $1,684, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $84 and $209, related to this service contract as of September 30, 2024 and December 31, 2023, respectively.

In February 2024, the Company entered into a service contract for providing analytics services to Corridor Platforms, Inc., which is an equity affiliate of the Company. During the three and nine months ended September 30, 2024, the Company recognized revenues, net of $80 and $382, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $65 related to this service contract as of September 30, 2024.

25. Commitments and Contingencies

Capital Commitments

As of September 30, 2024, the Company had committed to spend approximately $6,300 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment.”

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
in growth-stage technology companies. During the nine months ended September 30, 2024, the Company further invested $600 in the Partnership and is committed under the Partnership to make further investments up to an amount of $2,800.

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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of September 30, 2024 and December 31, 2023 is $37,144 and $36,694, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,669 and $7,227, as of September 30, 2024 and December 31, 2023, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

India’s VAT regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,455 and $5,493, as of September 30, 2024 and December 31, 2023, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,455 and $4,570, as of September 30, 2024 and December 31, 2023, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $5,023 and $4,748 as of September 30, 2024 and December 31, 2023, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of September 30, 2024 and December 31, 2023, respectively.

Some of the Company’s subsidiaries in India have undergone assessments with the statutory authority with respect to defined contribution plan. Except for some components of the assessments for which the Company has recognized a provision in the financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that these matters are without merit. The Company is defending against the assessment orders and in one case, has instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessments in any of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments on these matters.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2024
(In thousands, except per share amount and share count)
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

The following table summarizes the activity related to the restructuring costs incurred and paid:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Employee-Related Costs	Other Associated Costs	Total	Employee-Related Costs	Other Associated Costs	Total
Opening balance	$637	$355	$992	$—	$—	$—
Costs incurred during the period	—	—	—	4,397	365	4,762
Payments during the period	547	226	773	4,307	236	4,543
Closing balance	$90	$129	$219	$90	$129	$219

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

On August 1, 2024, we completed the acquisition of Incandescent Technologies, Inc. (“ITI Data”), a data management solutions firm that works with the global banks, financial services and healthcare companies. It delivers enterprise business solutions for clients processing significant data volumes with complex data management requirements. The acquisition strengthens our ability to deliver reliable, data-driven insights to our clients and ultimately drive greater value and innovation across their operations.

Revenues

For the three months ended September 30, 2024, we generated revenues of $472.1 million compared to revenues of $411.0 million for the three months ended September 30, 2023, an increase of $61.1 million, or 14.9%. For the nine months ended September 30, 2024, we generated revenues of $1,356.9 million compared to revenues of $1,216.6 million for the nine months ended September 30, 2023, an increase of $140.3 million, or 11.5%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 82.2% and 12.0%, respectively, of our total revenues for the three months ended September 30, 2024, and 83.5% and 11.3%, respectively, of our total revenues for the three months ended September 30, 2023. For the nine months ended September 30, 2024, these two regions generated 82.6% and 11.8%, respectively, of our total revenues and 84.1% and 10.8%, respectively, of our total revenues for the nine months ended September 30, 2023.

For the three months ended September 30, 2024 and 2023, our total revenues from our top ten clients accounted for 34.2% and 34.6% of our total revenues, respectively. For the nine months ended September 30, 2024 and 2023, our total revenues from our top ten clients accounted for 33.2% and 34.2% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

					(dollars in millions)
	Three months ended September 30, 2024	Percentage of Revenues, net	Three months ended September 30, 2023	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$472.1	100.0%	$411.0	100.0%	$61.1	14.9%
Cost of revenues (1)	293.8	62.2%	256.0	62.3%	37.8	14.8%
Gross profit (1)	178.3	37.8%	155.0	37.7%	23.3	15.0%
Operating expenses:
General and administrative expenses	57.5	12.2%	52.2	12.7%	5.3	10.1%
Selling and marketing expenses	37.6	8.0%	31.0	7.5%	6.6	21.4%
Depreciation and amortization expense	13.8	2.9%	11.6	2.8%	2.2	19.1%
Total operating expenses	108.9	23.1%	94.8	23.1%	14.1	14.9%
Income from operations	69.4	14.7%	60.2	14.7%	9.2	15.2%
Foreign exchange gain, net	0.3	0.1%	0.4	0.1%	(0.1)	(31.8)%
Interest expense	(5.5)	(1.2)%	(3.4)	(0.8)%	(2.1)	62.3%
Other income, net	4.3	0.9%	0.8	0.2%	3.5	462.2%
Income before income tax expense and earnings from equity affiliates	68.5	14.5%	58.0	14.1%	10.5	18.1%
Income tax expense	15.5	3.3%	14.2	3.4%	1.3	9.2%
Income before earnings from equity affiliates	53.0	11.2%	43.8	10.7%	9.2	20.9%
Gain/(loss) from equity-method investment	—	—%	0.1	—%	(0.1)	—%
Net income	$53.0	11.2%	$43.9	10.7%	$9.1	20.9%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended September 30,			Percentage change	Percentage of Total Revenues for the three months ended September 30,
	2024	2023	Dollar Change		2024	2023
	(dollars in millions)
Insurance	$157.6	$136.4	$21.2	15.5%	33.4%	33.2%
Healthcare	30.5	26.2	4.3	16.5%	6.5%	6.4%
Emerging Business	80.0	65.3	14.7	22.5%	16.9%	15.9%
Analytics	204.0	183.1	20.9	11.4%	43.2%	44.5%
Total revenues, net	$472.1	$411.0	$61.1	14.9%	100.0%	100.0%
Revenues for the three months ended September 30, 2024 were up by $61.1 million, or 14.9%, compared to the three months ended September 30, 2023, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $21.2 million was primarily driven by expansion of business from our new and existing clients of $20.6 million and an increase in revenues of $0.6 million, mainly attributable to the appreciation of the U.K. pound sterling and the Australian dollar against the U.S. dollar during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Revenue growth in Healthcare of $4.3 million was primarily driven by expansion of business from our existing clients of $4.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Revenue growth in Emerging Business of $14.7 million was primarily driven by expansion of business from our new and existing clients of $14.2 million and an increase in revenues of $0.5 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Revenue growth in Analytics of $20.9 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $20.5 million, including incremental revenue from our August 2024 acquisition of ITI Data and an increase in revenues of $0.4 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Dollar Change	Percentage change	Three months ended September 30,		Percentage Change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$100.3	$86.5	$13.8	16.1%	36.3%	36.6%	(0.3)%
Healthcare	20.3	16.5	3.8	22.5%	33.6%	36.8%	(3.2)%
Emerging Business	47.8	37.6	10.2	27.2%	40.2%	42.4%	(2.2)%
Analytics	125.4	115.4	10.0	8.6%	38.5%	37.0%	1.5%
Total	$293.8	$256.0	$37.8	14.8%	37.8%	37.7%	0.1%

Cost of revenues for the three months ended September 30, 2024 increased by $37.8 million, or 14.8% compared to the three months ended September 30, 2023. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended September 30, 2024 was 37.8%, compared to 37.7% for the three months ended September 30, 2023, an increase of 10 basis points (“bps”).

The increase in cost of revenues in Insurance of $13.8 million for the three months ended September 30, 2024 was primarily due to increases in employee-related costs of $11.4 million on account of higher headcount and wage inflation, higher technology costs of $1.4 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, higher facilities costs of $1.4 million and higher other operating costs of $0.6 million, partially offset by foreign exchange gain, net of hedging of $1.0 million. Gross margin in Insurance decreased by 30 bps during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to investment in ramp-ups in certain existing clients during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in cost of revenues in Healthcare of $3.8 million for the three months ended September 30, 2024 was primarily due to increases in employee-related costs of $3.1 million on account of higher headcount and wage inflation, higher technology costs of $0.8 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $0.3 million, partially offset by foreign exchange gain, net of hedging of $0.4 million. Gross margin in Healthcare decreased by 320 bps during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to investment in ramp-ups in certain existing clients during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in cost of revenues in Emerging Business of $10.2 million for the three months ended September 30, 2024 was primarily due to increases in employee-related costs of $9.0 million on account of higher headcount and wage inflation, higher technology costs of $1.0 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $0.7 million, partially offset by foreign exchange gain, net of hedging of $0.5 million. Gross margin in Emerging Business decreased by 220 bps during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to investment in ramp-ups for certain new and existing clients during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in cost of revenues in Analytics of $10.0 million for the three months ended September 30, 2024 was primarily due to increases in employee-related costs of $7.3 million on account of higher headcount and wage inflation, including incremental cost related to our August 2024 acquisition of ITI Data, higher technology costs of $2.7 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $0.7 million, partially offset by foreign exchange gain, net of hedging of $0.7 million. Gross margin in Analytics increased by 150 bps during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
General and administrative expenses	$57.5	$52.2	$5.3	10.1%
Selling and marketing expenses	37.6	31.0	6.6	21.4%
Selling, general and administrative expenses	$95.1	$83.2	$11.9	14.3%

The increase in SG&A expenses of $11.9 million was primarily due to increases in employee-related costs of $9.8 million on account of higher headcount and wage inflation, including incremental cost related to our August 2024 acquisition of ITI Data, higher investments in digital and generative AI capabilities of $2.6 million, and higher other operating costs of $0.2 million. This was partially offset by lower sales and marketing spend of $0.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Depreciation and Amortization.

	Three months ended September 30,		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
Depreciation expense	$10.4	$8.4	$2.0	22.8%
Intangible amortization expense	3.4	3.2	0.2	9.2%
Depreciation and amortization expense	$13.8	$11.6	$2.2	19.2%

The increase in depreciation expense of $2.0 million was primarily due to investments in digital capabilities, computers and networking equipment during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in intangibles amortization expense of $0.2 million was primarily due to amortization of intangibles associated with our August 2024 acquisition of ITI Data, partially offset by decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Income from Operations. Income from operations increased by $9.2 million, or 15.2%, from $60.2 million for the three months ended September 30, 2023 to $69.4 million for the three months ended September 30, 2024, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the three months ended September 30, 2024.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.69 during the three months ended September 30, 2023 to 83.79 during the three months ended September 30, 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 56.02 during the three months ended September 30, 2023 to 56.84 during the three months ended September 30, 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.26 during the three months ended September 30, 2023 to 1.31 during the three months ended September 30, 2024. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.49 during the three months ended September 30, 2023 to 17.74 during the three months ended September 30, 2024.

We recorded a foreign exchange gain, net of $0.4 million for the three months ended September 30, 2023 compared to a foreign exchange gain, net of $0.3 million for the three months ended September 30, 2024.

Interest expense. Interest expense increased from $3.4 million for the three months ended September 30, 2023 to $5.5 million for the three months ended September 30, 2024, primarily due to higher average borrowings during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Other Income, net.

	Three months ended September 30,		Change	Percentage change
	2024	2023
	(dollars in millions)
Gain on sale and mark-to-market on investments	$1.8	$1.3	$0.5	32.1%
Interest and dividend income	2.5	2.1	0.4	20.9%
Fair value changes of contingent consideration	—	(2.5)	2.5	(100.0)%
Other, net	—	(0.1)	0.1	(137.0)%
Other income, net	$4.3	$0.8	$3.5	462.2%

Other income, net increased by $3.5 million, from $0.8 million for the three months ended September 30, 2023 to $4.3 million for the three months ended September 30, 2024. The increase is primarily due to higher yield on our investments of $0.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and recognition of contingent consideration liability of $2.5 million related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) during the three months ended September 30, 2023.

Income Tax Expense. The effective tax rate decreased from 24.4% during the three months ended September 30, 2023 to 22.6% during the three months ended September 30, 2024. We recorded income tax expense of $15.5 million and $14.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, partially offset by higher excess tax benefits related to stock-based compensation during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Net Income. Net income increased from $43.9 million for the three months ended September 30, 2023 to $53.0 million for the three months ended September 30, 2024, primarily due to an increase in income from operations of $9.2 million and higher other income, net of $3.5 million, partially offset by higher interest expense of $2.1 million, higher income tax expense of $1.3 million and lower foreign exchange gain, net of $0.1 million.

Results of Operations
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

					(dollars in millions)
	Nine months ended September 30, 2024	Percentage of Revenues, net	Nine months ended September 30, 2023	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$1,356.9	100.0%	$1,216.6	100.0%	$140.3	11.5%
Cost of revenues (1)	849.3	62.6%	760.7	62.5%	88.6	11.7%
Gross profit (1)	507.6	37.4%	455.9	37.5%	51.7	11.3%
Operating expenses:
General and administrative expenses	167.2	12.3%	144.5	11.9%	22.7	15.7%
Selling and marketing expenses	109.0	8.0%	88.7	7.3%	20.3	22.9%
Depreciation and amortization expense	39.0	2.9%	38.2	3.1%	0.8	2.3%
Total operating expenses	315.2	23.2%	271.4	22.3%	43.8	16.1%
Income from operations	192.4	14.2%	184.5	15.2%	7.9	4.3%
Foreign exchange gain, net	0.7	—%	0.8	0.1%	(0.1)	(19.6)%
Interest expense	(14.1)	(1.0)%	(10.0)	(0.8)%	(4.1)	41.0%
Other income, net	11.8	0.9%	6.6	0.5%	5.2	80.1%
Income before income tax expense and earnings from equity affiliates	190.8	14.1%	181.9	15.0%	8.9	4.9%
Income tax expense	43.1	3.2%	37.8	3.1%	5.3	14.1%
Income before earnings from equity affiliates	147.7	10.9%	144.1	11.8%	3.6	2.5%
Gain/(loss) from equity-method investment	(0.1)	—%	0.2	—%	(0.3)	(145.2)%
Net income	$147.6	10.9%	$144.3	11.9%	$3.3	2.3%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues.

The following table summarizes our revenues by reportable segments:

	Nine months ended September 30,			Percentage change	Percentage of Total Revenues for the nine months ended September 30,
	2024	2023	Dollar Change		2024	2023
	(dollars in millions)
Insurance	$452.0	$390.8	$61.2	15.7%	33.3%	32.1%
Healthcare	84.8	80.0	4.8	6.0%	6.3%	6.6%
Emerging Business	231.6	198.7	32.9	16.6%	17.1%	16.3%
Analytics	588.5	547.1	41.4	7.6%	43.3%	45.0%
Total revenues, net	$1,356.9	$1,216.6	$140.3	11.5%	100.0%	100.0%

Revenues for the nine months ended September 30, 2024 were up by $140.3 million, or 11.5%, compared to the nine months ended September 30, 2023, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $61.2 million was primarily driven by expansion of business from our new and existing clients of $61.0 million and an increase in revenues of $0.2 million, mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Revenue growth in Healthcare of $4.8 million was primarily driven by expansion of business from our existing clients of $4.8 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Revenue growth in Emerging Business of $32.9 million was primarily driven by expansion of business from our new and existing clients of $32.1 million and an increase in revenues of $0.8 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Revenue growth in Analytics of $41.4 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $40.6 million, including incremental revenue from our August 2024 acquisition of ITI Data and an increase in revenues of $0.8 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Nine months ended September 30,		Dollar Change	Percentage change	Nine months ended September 30,		Percentage change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$288.1	$253.1	$35.0	13.9%	36.3%	35.2%	1.1%
Healthcare	56.4	52.9	3.5	6.6%	33.6%	33.9%	(0.3)%
Emerging Business	133.9	111.4	22.5	20.2%	42.2%	43.9%	(1.7)%
Analytics	370.9	343.3	27.6	8.0%	37.0%	37.3%	(0.3)%
Total	$849.3	$760.7	$88.6	11.7%	37.4%	37.5%	(0.1)%

Cost of revenues for the nine months ended September 30, 2024 increased by $88.6 million, or 11.7%, compared to the nine months ended September 30, 2023. The increase in cost of revenues was primarily due to increases in employee-related costs including restructuring costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the nine months ended September 30, 2024 was 37.4% compared to 37.5% for the nine months ended September 30, 2023, a decrease of 10 bps.

The increase in cost of revenues in Insurance of $35.0 million for the nine months ended September 30, 2024 was primarily due to increases in employee-related costs of $30.9 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $3.9 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, higher facilities costs of $3.0 million and higher other operating costs of $1.6 million, partially offset by foreign exchange gain, net of hedging of $4.4 million. Gross margin in Insurance increased by 110 bps during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in cost of revenues in Healthcare of $3.5 million for the nine months ended September 30, 2024 was primarily due to increases in employee-related costs of $4.4 million on account of higher headcount and wage inflation and higher technology costs of $0.6 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs of $0.3 million and foreign exchange gain, net of hedging of $1.2 million. Gross margin in Healthcare decreased by 30 bps during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to increases in employee-related costs, partially offset by higher revenues during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in cost of revenues in Emerging Business of $22.5 million for the nine months ended September 30, 2024 was primarily due to increases in employee-related costs of $21.7 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $2.0 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs of $1.3 million, partially offset by foreign exchange gain, net of hedging of $2.5 million. Gross margin in Emerging Business decreased by 170 bps during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to investment in ramp-ups for certain new and existing clients during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in cost of revenues in Analytics of $27.6 million for the nine months ended September 30, 2024 was primarily due to increases in employee-related costs of $23.5 million on account of higher headcount, restructuring costs and wage inflation, including incremental cost related to our August 2024 acquisition of ITI Data, and higher technology costs of $6.5 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs of $1.0 million and foreign exchange gain, net of hedging of $1.4 million. Gross margin in Analytics decreased by 30 bps during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the impact of restructuring costs of 40 bps and increases in employee-related costs, partially offset by higher revenues during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
General and administrative expenses	$167.2	$144.5	$22.7	15.7%
Selling and marketing expenses	109.0	88.7	20.3	22.9%
Selling, general and administrative expenses	$276.2	$233.2	$43.0	18.4%

The increase in SG&A expenses of $43.0 million was primarily due to higher employee-related costs of $26.4 million on account of higher headcount and wage inflation, including incremental cost related to our August 2024 acquisition of ITI Data, higher investments in digital and generative AI capabilities of $10.9 million, higher sales and marketing spend of $1.2 million, restructuring costs, litigation settlement costs and associated legal fees of $3.1 million and higher other operating costs of $2.3 million. This was partially offset by foreign exchange gain, net of hedging of $0.9 million, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2024	2023	Dollar Change
	(dollars in millions)
Depreciation expense	$29.4	$26.7	$2.7	10.4%
Intangible amortization expense	9.6	11.5	(1.9)	(16.5)%
Depreciation and amortization expense	$39.0	$38.2	$0.8	2.3%

The increase in depreciation expense of $2.7 million was primarily due to investments in digital capabilities, computers and networking equipment during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in intangibles amortization expense of $1.9 million was primarily due to end of useful lives for certain intangible assets, partially offset by amortization of intangibles associated with our acquisition of ITI Data in August 2024, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Income from Operations. Income from operations increased by $7.9 million, or 4.3%, from $184.5 million for the nine months ended September 30, 2023 to $192.4 million for the nine months ended September 30, 2024, primarily due to higher revenues, partially offset by higher SG&A expenses during the nine months ended September 30, 2024.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.38 during the nine months ended September 30, 2023 to 83.44 during the nine months ended September 30, 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 55.46 during the nine months ended September 30, 2023 to 57.12 during the nine months ended September 30, 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.25 during the nine months ended September 30, 2023 to 1.28 during the nine months ended September 30, 2024. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.47 during the nine months ended September 30, 2023 to 18.41 during the nine months ended September 30, 2024.

We recorded a foreign exchange gain, net of $0.8 million for the nine months ended September 30, 2023 compared to a foreign exchange gain, net of $0.7 million for the nine months ended September 30, 2024.

Interest expense. Interest expense increased from $10.0 million for the nine months ended September 30, 2023 to $14.1 million for the nine months ended September 30, 2024, primarily due to higher average borrowings during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Other Income, net.

	Nine months ended September 30,			Percentage change
	2024	2023	Change
Gain on sale and mark-to-market on investments	$3.9	$4.1	$(0.2)	(3.2)%
Interest and dividend income	7.2	5.5	1.7	31.5%
Fair value changes of contingent consideration	0.6	(2.5)	3.1	(123.6)%
Other, net	0.1	(0.5)	0.6	(129.7)%
Other income, net	$11.8	$6.6	$5.2	80.1%

Other income, net increased by $5.2 million, from $6.6 million for the nine months ended September 30, 2023 to $11.8 million for the nine months ended September 30, 2024. The increase is primarily due to higher yield on our investments of $1.5 million, lower other expenses of $0.6 million, a decrease of $0.6 million in contingent consideration liability related to our June 2022 acquisition of Inbound Media Group, LLC as a result of fair value adjustment during the nine months ended September 30, 2024, and recognition of contingent consideration liability of $2.5 million related to our December 2021 acquisition of Clairvoyant during the nine months ended September 30, 2023.

Income Tax Expense. The effective tax rate increased from 20.8% during the nine months ended September 30, 2023 to 22.6% during the nine months ended September 30, 2024. We recorded income tax expense of $43.1 million and $37.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 and lower excess tax benefits related to stock-based compensation during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Net Income. Net income increased from $144.3 million for the nine months ended September 30, 2023 to $147.6 million for the nine months ended September 30, 2024, primarily due to an increase in income from operations of $7.9 million and higher other income, net of $5.2 million, partially offset by higher income tax expense of $5.3 million, higher interest expense of $4.1 million, loss from equity-method investment of $0.3 million and lower foreign exchange gain, net of $0.1 million.

Liquidity and Capital Resources

	Nine months ended September 30,		Dollar Change	Percentage Change
	2024	2023
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$145.4	$125.6	$19.8	15.7%
Net cash provided by operating activities	163.2	132.2	31.0	23.5%
Net cash (used for)/provided by investing activities	(94.5)	11.4	(105.9)	(926.0)%
Net cash used for financing activities	(52.2)	(141.0)	88.8	(63.0)%
Effect of exchange rate changes	1.4	(0.3)	1.7	(561.8)%
Closing cash, cash equivalents and restricted cash	$163.3	$127.9	$35.4	27.6%
As of September 30, 2024 and 2023, we had $325.8 million and $274.2 million, respectively, in cash, cash equivalents and short-term investments, of which $288.5 million and $256.5 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue in the year of distribution any additional taxes required in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the nine months ended September 30, 2024, one of our subsidiaries in India repatriated $18.3 million (net of $1.0 million withholding taxes) to the United States.

Operating Activities: Cash provided by operating activities were $163.2 million during the nine months ended September 30, 2024, compared to $132.2 million during nine months ended September 30, 2023, reflecting higher cash earnings and lower working capital needs. The major drivers contributing to the increase of $31.0 million year-over-year included the following:
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $4.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These adjustments include fair value mark-to-market of investments, unrealized foreign currency exchange (gain)/loss, net, stock-based compensation expense, fair value changes in contingent consideration, depreciation and amortization of long-lived assets and intangibles acquired in business combination, among others.

•Changes in accounts receivable, including advance billings, contributed higher cash flow of $15.3 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Collections in accounts receivable, including advance billings, was driven by revenue growth during the nine months ended September 30, 2024. Our days sales outstanding remained flat at 64 days as of September 30, 2024 and 2023.

•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant contributed to a higher cash payout of $11.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

•Changes in other assets, accounts payables including other liabilities contributed to a higher cash flow of $22.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Investing Activities: Cash used for investing activities were $94.5 million for the nine months ended September 30, 2024, compared to cash provided by investing activities of $11.4 million for the nine months ended September 30, 2023. The decrease of $105.9 million was primarily due to net purchase of investments of $33.4 million and net cash used for business acquisition of $24.5 million during the nine months ended September 30, 2024, compared to net redemption of investments $52.5 million during the nine months ended September 30, 2023. This was partially offset by lower cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets, digital capabilities of $4.9 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Financing Activities: Cash used for financing activities were $52.2 million during the nine months ended September 30, 2024, compared to $141.0 million during the nine months ended September 30, 2023. The decrease of $88.8 million was primarily due to net proceeds from borrowings under our revolving credit facility and new term loan facility of $145.0 million during the nine months ended September 30, 2024, compared to net repayment of our borrowings of $40.0 million during the nine months ended September 30, 2023. This was partially offset by higher purchases of treasury stock of $95.3 million under our share repurchase programs for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including generative AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $36.2 million of capital expenditures during the nine months ended September 30, 2024. We expect to incur total capital expenditures of between $48.0 million to $52.0 million in fiscal 2024, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2024 and December 31, 2023, we had outstanding letters of credit of $0.7 million and $0.5 million, respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of
	September 30, 2024			December 31, 2023
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$65.0	$—	$65.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	—	—
Total current portion of long-term borrowings	—	4.9	4.9	65.0	—	65.0

Long-term borrowings	245.0	95.0	340.0	135.0	—	135.0
Unamortized debt issuance costs	—	(0.2)	(0.2)	—	—	—
Total long-term borrowings	245.0	94.8	339.8	135.0	—	135.0
Total borrowings	$245.0	$99.7	$344.7	$200.0	$—	$200.0
As of September 30, 2024 and December 31, 2023, we were in compliance with the financial and non-financial covenants under the applicable credit agreement.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2024, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of September 30, 2024, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended September 30, 2024, our management excluded an evaluation of the disclosure controls and procedures of ITI Data, which we acquired on August 1, 2024. See Note 10 - Business Combinations, Goodwill and Other Intangible Assets to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for details of our acquisition.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2024, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
July 1, 2024 through July 31, 2024	—	$—	1,001,207	$30.79	1,001,207	$360,347,724
August 1, 2024 through August 31, 2024	—	$—	487,432	$34.26	487,432	$343,647,028
September 1, 2024 through September 30, 2024	91,565	$36.54	249,475	$35.89	341,040	$334,692,888
Total	91,565	$36.54	1,738,114	$32.50	1,829,679	$—

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

On July 19, 2024, upon final settlement of the 2024 ASR Agreement, we received 820,433 additional shares of our common stock based on a daily volume-weighted average price of $29.97 per share during the term of the 2024 ASR Agreement. See Note 19 – Capital Structure to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.

Under our two repurchase programs, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under our two repurchase programs to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
On October 28, 2024, the Company and Anita Mahon, Executive Vice President and Business Head, Healthcare, agreed that effective April 1, 2025, Ms. Mahon will transition to a new role as Chief Strategy Officer.
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:

On August 7, 2024, Narasimha Kini, Executive Vice President and Business Head, Emerging Business, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended, and originally adopted on March 13, 2024, for the sale of up to 93,190 shares of the Company’s common stock until March 7, 2025.

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

10.1
First Amendment to Amended and Restated Credit Agreement, dated August 9, 2024, by and among the Company and the other loan parties party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 15, 2024).

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

Date: October 30, 2024	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)