Form 10-K
period 2024-12-31
ExlService Holdings, Inc.
filed 2025-02-25
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates was approximately $4,926,377,147.

As of February 21, 2025, there were 162,304,673 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL,” “we,” “us,” “our” or the “Company”), incorporated in Delaware in 2002, is a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent client business models, drive better outcomes and unlock growth with speed. EXL harnesses the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare, banking and capital markets, retail, communications and media, and energy and infrastructure, among others. EXL was founded in 1999 with the core values of innovation, collaboration, excellence, integrity and respect. We are headquartered in New York and have approximately 59,500 employees spanning six continents.

We deliver advanced analytics and AI-powered digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep domain expertise in generative AI and cloud technology. Data, AI, analytics and digital have become core to virtually every significant move a business makes to serve customers, optimize business processes, stay competitive and grow. Our vision of being an indispensable partner for data and AI-led transformation reflects the long-term priorities of our clients' businesses across industry sectors, and we continue to evolve our offerings to drive business outcomes. Our data and AI-led value creation framework enables better and faster decision making, leveraging our end-to-end data, analytics, AI capabilities and deep industry knowledge to drive improved business outcomes, and re-designing of operating models to integrate advanced technology into operational workflows. We embed AI, digital operations and solutions into clients’ businesses and introduce our data and AI-led approach to transform operations with every new engagement, which helps our clients achieve better customer experience, higher productivity, cost efficiency and improved business outcomes.

Through the end of 2024, we managed and reported financial information through our four reportable segments or strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflected how management reviewed financial information and made operating decisions throughout that period. Our strategic business units align our products and services with how we manage our business, approach our key markets and interact with our clients. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. By integrating AI, data and analytics directly into our client workflows, we drive intelligence into our clients’ digital operations that drive superior sales outcomes, optimize costs and power resilient and agile business models.
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

Some of our data and AI-driven digital operations and solutions include: a) multi-modal data ingestion using AI, and converting unstructured content into curated and usable data, b) real-time and comprehensive data insights with end-to-end data management and 360-degree customer views for our clients, c) omni-channel and frictionless customer experience including self-service, conversational AI and smart agent assist, d) AI-powered automation of transaction processing and e) automated quality, compliance and audits. Using these solutions, we have transformed client operations such as underwriting operations, claims processing, accounts payables processing, utilization management, member and provider contact center services and collections and accounts receivables. We manage and digitally transform these operations for our clients by deploying our solutions through a software-as-a-service (“SaaS”) model via our partners’ cloud network or a client’s on-cloud deployment model, to digitally transform their retained operations.

Our key digital and AI capabilities that drive data and technology-led transformation for our clients include generative AI, reinforcement learning, hyper-automation, cloud data management, conversational AI, robotics, enterprise architecture development, integration platform as a service and AI for Operations. Some of our key solutions are:
•Insurance Large Language Model (“LLM”) is an industry-specific LLM that supports critical claims and underwriting-related tasks, such as claims reconciliation, data extraction and interpretation, question-answering, anomaly detection and chronology summarization.
•Generative AI platform for the development and deployment of our proprietary solutions, including, among others, Smart Agent Assist, Claims Assist, Conversational Business Intelligence and Code Harbor.
•Xtrakto.AI is a patented and AI-powered solution designed to alleviate the challenges of managing unstructured data.

•PayMentor is an AI-powered collections and receivables management solution designed to optimize the debt collection process.
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

We use AI, data, and cloud technology, including our suite of solutions and accelerators, within a standardized, reusable and shared engineering and delivery infrastructure, which allows us to leverage our investments across multiple clients.
Our strategic business units, which provide digital operations and solutions, are described below:
Our Insurance strategic business unit serves property and casualty insurance, life insurance, disability insurance, insurance brokers, reinsurers, annuity and retirement services and insurtech companies. We provide end-to-end digital transformation solutions and data and AI-led operations services across the insurance industry encompassing claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business acquisition, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey and customer service using digital technology, AI, including generative AI, machine learning (“ML”) and advanced automation. We provide end-to-end third-party administration for life and annuity insurance policies, which includes digital customer acquisition services using a SaaS delivery model through our LifePRO® and Life Digital Suite platforms that help clients administer life insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a business process-as-a-service delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. We provide a suite of data and AI-led finance and accounting services that include financial planning and analysis, decision support, GAAP and statutory reporting and compliance services in addition to core finance operations. We bring a data and AI-led and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data and AI-led insights to our clients’ businesses.
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

Similar to our Insurance strategic business unit, we also provide finance and accounting services, digital transformation and advisory/consulting services to our clients in the healthcare industry.
Our Emerging Business strategic business unit provides AI and data led enterprise solutions in the areas of finance and accounting, customer experience management and revenue enhancement to clients primarily in the banking and capital markets, utilities, retail and consumer packaged goods, technology, media, and telecom, travel and leisure, manufacturing, transportation and logistics and business services industries. These enterprise solutions complement our domain-specific industry solutions enabling our clients to deliver superior performance.

Our AI and data driven finance and accounting services include high-end analytical services, including financial planning and analysis, management reporting, advanced forecasting and decision support, data management, regulatory reporting and risk and compliance services in addition to core transactional finance operations. Our Digital Finance Suite, which is now an AI powered integrated cloud-based hyper-automation insights, and processing platform, helps chief financial officers transform finance into an AI and data-led, digitally enabled, scalable function that drives economic performance for the enterprise, delivers improved business outcomes with lower cost to serve, and better stakeholder experience.

Our client experience management solutions that run on a combination of client, partner and proprietary platforms, help our clients improve their end-customer experience across the front, middle and back-office, integrating data flows, redesigning customer service processes and delivering a digital omni-channel customer experience. To deliver these solutions, we combine our deep industry knowledge with advanced analytics and digital capabilities, including robotics, proprietary and partner-driven AI and ML solutions.

Our revenue enhancement solutions include lead generation, inside sales and digital marketing, pricing, customer and marketing analytics, billing and proprietary revenue assurance solutions, which helps deliver direct topline and margin impact to our clients’ business.

We also provide industry-specific digital operations and solutions. For our clients in the banking and financial services sector, we provide a range of AI enabled digital solutions, including residential mortgage lending, title verification and validation, retail banking and credit cards, trust verification, commercial banking and investment management. In the retail and consumer packaged goods sector, we provide supply chain management services and AI-led advanced analytical services including merchandising, pricing and demand forecasting. For our clients in the utilities sector, we offer AI enabled digital operations and solutions related to end-to-end customer life cycle management including onboarding and terminations, engineering field services, customer service, billing and debt management and collections. In the technology, media, and telecom sector, we manage media and advertising reconciliations, order entry, fulfillment and licensing management operations. For our clients in the travel and leisure sector, we provide corporate and leisure travel services, including, AI enabled digital reservations, customer service and fulfilment services. In the transportation and logistics sector, we provide our clients with AI enabled digital freight billing, collections, claims management, freight audit, freight scheduling, supply chain management and revenue assurance services.
Analytics
Our Analytics strategic business unit helps clients build data-led businesses using AI, generative AI, advanced analytics solutions and services, and cloud technology. By leveraging our suite of end-to-end analytics capabilities, we aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data and AI-led solutions across all aspects of our clients’ businesses.
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

Our Analytics team is comprised of approximately 9,900 professionals, including data scientists, data architects, business analysts, statisticians, modelers and industry domain specialists.

We help our clients leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data and AI-led insights to boost their effectiveness. Our Analytics services include:

•    Identifying, cleansing, matching and using of internal and external structured, semi-structured and unstructured data;

•    Integrating data insights and predictive models into real-time, decision-making processes to drive measurable business impact;

•    Designing and implementing services that enable data visualization and management reporting enabling business users to segment, drill down, and filter data;

•    Deploying analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights; and

•    Harnessing the power of AI, including generative AI to elevate decision-making paradigms, enabling our clients to achieve a sustainable competitive advantage amid rapid technological innovation.

Our Analytics engagements include both project work and longer-term arrangements where we provide ongoing analytics modeling and services for a year or longer. We utilize our deep industry knowledge to drive these engagements across our various competencies, including, data management and cloud enablement, AI, generative AI, ML, advanced analytics and insights, data-enabled marketing solutions and strategic data assets.

Our Analytics services support: (1) retail banking, commercial banking, wealth management and investment banking and management for the banking and financial services industries; (2) marketing analytics, clinical analytics, patient engagement, pharmaco-economics outcomes and cost optimization solution within the healthcare industry; (3) marketing and agency analytics, actuarial, servicing and operations, customer management and claims and money movement within the insurance industry; and (4) marketing analytics, supply chain, logistics and digital operations and solutions within the retail and consumer packaged goods, media and telecom and utilities and manufacturing industries.

As technology evolves and AI adoption increases, capturing and enriching data has become a key differentiator for clients and their speed of decision making necessitating the adoption of AI, including generative AI and ML techniques. The accelerated adoption of cloud-based solutions has increased our clients’ needs for a suite of cloud migration and enablement capabilities.

We have built a scalable and customizable multi-cloud cross-sector generative AI platform with pre-built accelerators and packaged solutions. Our AI and analytics solutions include Bank Transaction Insights, which provides insights from bank data and Customer 360 Insights, which provides agent and customer relationship insights. Conversational business intelligence generates insights from data using natural language and other Generative AI-led assistants for various functions.

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

2025 Operating Model

In the first quarter of 2025, we began to implement operational and structural changes to accelerate the execution of our data and AI strategy, capture a greater share of the growing AI market and drive our long-term growth. The new operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging our full suite of capabilities; and Strategic Growth Units to focus on rapidly advancing our capabilities specific to various industries and client needs. This will enable us to further embed analytics throughout each of our IMUs, enhance our client relationships, deepen investments in data and AI capabilities, develop industry-specific AI solutions, form partnerships, access new client buying centers, enable expansion of our addressable markets across industries and geographies, and provide more professional development opportunities for our employees.

Our IMUs, Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets, reflect how management will review financial information and make operating decisions beginning in the first quarter of 2025. These IMUs will focus on managing customer relationships and delivering the “One EXL” value proposition to clients, maintain a unified go-to-market approach and be integrally responsible for growth, profitability and client satisfaction.

Our new reportable segments, aligned to our IMUs, effective from the first quarter of 2025 will be as follows:

•     Insurance,
•     Healthcare and Life Sciences,
•     Banking, Capital Markets and Diversified Industries,
•     International Growth Markets

The primary changes in our new reportable segments reflect 1) the integration of our former Analytics reportable segment as a core capability within each of our IMUs, ensuring alignment with the specialized needs of our clients across IMUs, 2) the reorganization of our former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of former Healthcare reportable segment, and including data and analytics services, and 3) the formation of International Growth Markets as a separate business unit to represent all our service and solutions offerings to clients in the United Kingdom, Europe, Middle East and Asia-Pacific geographies across all industry verticals. The International Growth Markets business unit will help strategically expand our footprint in markets outside of Americas and drive focus on offerings and expansion in those markets in new and existing clients.

The reporting segment changes align with how our Chief Executive Officer (our chief operating decision maker) will review financial information in order to assess performance and allocate resources between segments. This change in segment presentation will not have any effect on our consolidated statements of income, balance sheets or statements of cash flows. The revised presentation will be reflected in our periodic and annual reports beginning in the first quarter of 2025.
Business Strategy
EXL is a global data and AI company and is a strategic services and solutions partner for data and AI-led businesses. We reinvent business models, drive better business outcomes and unlock growth with speed for our clients through advanced analytics and AI -powered digital solutions on the cloud. We do this through our data and AI-led value creation framework to enable better and faster decision making, leveraging our end-to-end data and analytics capabilities to drive improved business outcomes, and we re-design operating models to integrate advanced technology into operational workflows. Below are some of our strategic focus areas.
Expanding our Services in Large Addressable Markets

We continue to focus on the insurance, healthcare, banking and capital markets, retail, communications and media, and energy and infrastructure industries, among others, which are large markets with high demand, as well as pursuing opportunities in emerging industries. We also continue to build our client portfolio and increase client penetration across all of our services offerings. We are strategically equipped to help clients apply relevant digital technologies to enterprise processes and business priorities at every step of the digital transformation journey, by bringing together domain expertise with data, advanced analytics, cloud, AI and ML. Demand for our services is expected to continue to exhibit growth in the next several years.

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

We intend to continue building a portfolio of Fortune 500 and Forbes Global 2000 companies in our focus industries that have complex and diverse data and AI-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries by leveraging our data analytics, and digital operations and solutions offerings.

Optimizing our Global Delivery Footprint and Operational Infrastructure in the Countries and Regions where we Operate

Our network of delivery centers and operational footprint is designed to serve the needs of our business, including delivering for our clients, driving efficiencies and adapting to hybrid working model. We continually optimize our network based on facility usage and business requirements.

Pursuing Strategic Acquisitions and Partnerships

We intend to continue making selective acquisitions within our target industry verticals that enhance our competitive differentiation and meet our strategic and financial criteria. We consider selective strategic partnerships with industry leaders that can establish new long-term client relationships, enhance the depth and breadth of our services and solutions and complement our business strategy. We expect that the digital assets, intellectual property and client access this ecosystem provides will enhance our go-to-market opportunities, expand the scope and effectiveness of our services and solutions, help us to win new clients, and allow us to enter new industry verticals and geographic markets.
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

The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data and AI-led decision making and availability of sophisticated analytics tools, have enabled companies to make better decisions. By leveraging our end-to-end offerings, we develop industry-specific AI and advanced analytics solutions and generate data insights, which makes us well-positioned to benefit from this global trend.

Sales, Marketing and Client Management

We market and sell our services to existing and prospective clients through our sales and client management teams, partner relationships, industry forums, and marketing programs.

Our sales and client management teams are aligned by industry verticals, and have expertise in data and AI, analytics services, and digital operations and solutions. As of December 31, 2024, we employed approximately 320 sales, marketing, business development, and client management professionals based in various geographies, including the United States, the United Kingdom, Ireland, Australia and India.

Our sales, marketing and business development teams are responsible for new client acquisition, nurturing and growing current client relationships, public relations, analyst relations, lead generation, content development, campaign management, digital and/or web presence, brand awareness and participation in industry forums and conferences.
Clients
We generated revenues from approximately 570 clients and 560 clients in 2024 and 2023, respectively (with annual revenue exceeding $50,000 per client). We won 69 and 63 new clients during 2024 and 2023, respectively.
Our top three, five and ten clients generated 17.2%, 23.0% and 33.2% of our revenues, respectively, in 2024. Our top three, five and ten clients generated 16.4%, 22.9% and 34.0% of our revenues, respectively, in 2023. No client accounted for more than 10% of our total revenues in 2024 or 2023. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. For details refer Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We earn a substantial portion of our revenues from a limited number of clients that are mainly located in the United States.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For digital operations and solutions other than consulting, we generally enter into long-term agreements with our clients with typical initial terms of three to five years. Consulting engagements have typical terms of six to twelve months. Agreements for our analytics services are either project based or have shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.
Competition
Competition in the data analytics and digital operations and solutions industry is intense and growing. For further details, refer to Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We face competition globally from other providers and from our clients, who may build global capability centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.” Many companies, including some of our clients, opt to perform some or all of their front-, middle- and back-office analytics and processes internally, utilizing their own employees and digital applications to provide these services as part of their regular business operations. We believe our key advantage over in-house business processes and analytics management lies in our ability to orchestrate relevant domain, data, digital, advanced analytics and human design expertise to enable delivery of sustainable outcomes allowing companies to focus on their customers, core products and markets. We compete primarily against:
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

Intellectual Property

Our intellectual property consists of proprietary platforms, software, data, databases, models, methodologies, know-how, names, designs, domains, user interfaces, applications and operating procedures among other materials. We have obtained or are in the process of obtaining patents on a number of our proprietary solutions. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our intellectual property. Our employees and independent contractors are required to sign work-for-hire agreements containing confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third-party materials.

The solutions we offer our clients often include our software, data and other intellectual property assets developed by our data scientists and engineers, combined with software and data licensed by us or by clients from third parties. We also leverage strategic partnerships with third parties to facilitate our solution offerings to clients, including, among others, robotics and process automation software providers, platform providers, and AI solutions providers. We typically retain ownership of any pre-existing proprietary intellectual property assets, including modifications or enhancements to such pre-existing proprietary assets developed while providing client services, and also seek to retain the right to use anonymized data derived from client engagements. Independently or while working on client engagements, we also often develop new tools, methodologies and models, including AI and ML models that can be leveraged for various use cases. We endeavor to negotiate contracts that give us ownership or broad licenses to use, develop, demonstrate and offer such newly developed intellectual property assets to or for other clients.

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
Human Capital Management
At EXL, our identity is deeply rooted in five core values: innovation, collaboration, excellence, integrity, and respect. Guided by these principles, we acknowledge the essential role our workforce plays in our success. We are committed to fostering the growth and development of our employees, recognizing that their advancement is vital to our continued performance and long-term success.

Our global workforce spans six continents, operating from more than 50 offices worldwide. As of December 31, 2024, we have a team of over 59,500 employees, including approximately 39,100 in India, 12,000 in the Philippines, 4,200 in South Africa, 2,800 in the United States, and 1,500 across other countries.
As a data and AI-driven digital organization, our talent strategy is focused on building a team with deep expertise in these fields. We strive to enhance our capabilities and ensure alignment with the evolving demands of digital technologies, methodologies, and advancements through talent development centered around democratized self-learning. Our learning management system, reNew, provides learning opportunities for our employees to develop their capabilities across AI/GenAI, data and readiness, cloud platforms, domain, and leadership skills and enables us to expand the qualified digital talent we need.

Building on the momentum of 2023, which saw our strategic expansion into Ireland and our partnership with University College Dublin, 2024 was a year dedicated to advancing our recruitment strategy through automation and innovation.

We aim to maintain a work environment that harnesses the power of diversity of thought and experience to drive business performance. We recognize that the world we live and work in is diverse and fueled by innovation. To thrive in this environment, we foster a culture that values varied experiences and perspectives. All employees have access to our employee resource groups that are organized around certain shared experiences and interests, and serve as a platform for networking, support and creating a sense of belonging. In addition, our employees receive training on topics such as compliance with our code of conduct and ethics.
Our operations have consistently remained unaffected by industry or labor disruptions, underscoring our favorable employee relations.
Recruiting, Developing and Engaging our Employees
We have developed a comprehensive and integrated talent management framework that fosters collaboration among our recruitment, capability development, and business human resources teams. Our approach prioritizes attracting top talent and enhancing their expertise, including in the areas of AI technologies, through targeted learning academies, stringent promotion criteria, and specialized client and industry-focused training programs. We offer competitive, performance-driven compensation packages, including incentive-based rewards.
Our talent strategy aims to facilitate EXL’s current needs and support the long-term business objective of transforming data into a competitive edge for our clients. To achieve these objectives, we identify critical skills and roles that are our core business requirements and then build a talent pipeline through market mapping exercises followed by initiatives to attract and retain talent.

We optimize shared resources across our services by leveraging personnel with versatile skill sets applicable to a broad range of data, digital, cloud, and AI/ML services. Additionally, we have dedicated domain experts in key industries and subject matters, supported by our specialized training academies.
We have implemented a framework of practices, processes, and programs designed to make learning accessible, collaborative, and integrated into daily workflows. Through virtual training and upskilling opportunities, our employees engage in continuous development. Our dedicated employee relations function helps to foster a supportive and responsive work environment that seeks to understand and address employees’ needs, concerns, and aspirations and provide timely and tailored responses. Our approach is centered on attracting, developing, and retaining top-tier professionals, for a skilled and engaged workforce that drives organizational excellence.
The talent acquisition strategy is underpinned by a comprehensive "Build, Acquire, and Partner" framework. Since 2020, our transition to an online model for recruitment and training has provided enhanced flexibility and an improved experience for both candidates and recruitment teams. The process has continuously evolved, incorporating AI-based smart screening and real-time proctored online assessments, and in 2024, we introduced a recruitment solution across seven of our geographies, which automates key recruitment processes, streamlines workflows for hiring managers and recruiters, and establishes a standardized approach to talent acquisition. The recruitment process involves comprehensive assessments, including multiple rounds of video interviews, before extending offers, as well as a background check process is conducted in alignment with client mandates.
Our hybrid working model offers employees enhanced flexibility. Leveraging digital-first and multi-channel communication strategies, we continuously refine our approaches to keep our global workforce informed and engaged.

Employee Benefits and Experience
We offer a competitive compensation and benefits program that we refer to as our “Total Rewards” program, which is designed to attract, motivate, and retain top talent and support the diverse needs of our workforce. This includes competitive cash compensation, equity opportunities, and a comprehensive range of benefits tailored to the markets where we operate.
Key components of our Total Rewards program include:

•Compensation: Competitive base salaries, performance-driven bonuses, and equity incentives that recognize employee contributions and align them with our overall success.

•Health and Wellness: A suite of programs designed to support physical, mental, and emotional well-being of our employees, including enhanced health insurance options, and wellness resources tailored to specific geographies.

•Work-Life Balance: Subsidized meals, free or subsidized transport to and from work, and recreational facilities available at select locations to foster a positive work environment.

•Career Growth and Recognition: Rewards and benefits that evolve as employees progress in their careers, reflecting their growing contributions and skills.
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

In addition to our existing academies, we also introduced specialized academies such as the GenAI Academy, and CX Academy to further deepen our employees' understanding and capabilities in these critical areas. Our Operations Excellence trainings engagement emphasize best practices and process improvement techniques to enhance operational efficiency. We also invested in innovation capability development to reflect the rapidly evolving technology landscape.

Our Integrated Leadership Development Framework brings together industry expertise, knowledge of EXL’s products and solutions, technical acumen, and partner ecosystems to equip leaders with the necessary skills.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 26.1% and 25.8% for the years ended December 31, 2024 and 2023, respectively. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities” and “Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

Sustainability Strategy
The world we work and live in is powered by innovation. We believe success in such a world will come through supporting the communities in which we operate, and ensuring that we conduct our operations in a sustainable and safe manner that is aligned with, and contributes toward, our business objectives. These initiatives reflect our core values and will make us a stronger, more impactful organization to work for that can deliver exceptional results for our clients, employees, communities and stockholders.
Our most recent Sustainability Report is available on our website. The information contained on our website (including the Sustainability Report) is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Community Activities
Our community engagement strategy focuses on four key pillars: education, digital skills development, employee engagement, and community impact. Our employees leverage their expertise to help build market-relevant technical and life skills programs that we deploy in communities we operate. We seek out community-based, regional, and global partners and emphasize employee volunteering. We actively engage with our stakeholders to ensure that our community engagement activities are responsive to the needs of our communities and to foster long term relationships.
In addition to our focus on education and skills development, we also work to advance positive environmental and health outcomes for our communities. Through partnerships with local non-governmental organizations in India, the United States, the Philippines, and South Africa, we have contributed to tree planting, beach and sea-bed cleaning exercises and supported organizations focused on community members’ mental and emotional well-being, among others.
Environmental, Health and Safety
Our environmental, health and safety (“EHS”) program is focused on reducing our carbon footprint, conserving energy, minimizing waste, and achieving workplace safety objectives in order to drive business performance. Our delivery centers are ISO 45001:2018 and ISO 14001:2015 certified, meeting international standards for health and safety and effective environmental management systems, respectively. We have also established Company-wide and worksite-specific workplace safety objectives that are integrated into our EHS Management System. Where aligned with our strategic objectives, we seek to integrate EHS with our business activities and to maintain a responsible supply chain by stating our expectations for our vendors in our Supplier Standards of Conduct.
Regulation
Our operations are subject to rules, regulations and statutes in the jurisdictions in which we have operations and where we deliver services as a result of the diverse and complex nature of our offerings. Consequently, we comply with certain rules and regulations applicable to us in delivering our services.
We provide third-party administrator insurance services from India and the Philippines in a majority of states in the United States. Further we are licensed or otherwise eligible to provide third-party administrator services in all states within the United States, as well as utilization review, claims adjuster and insurance producer services in select states. We require certain categories of our professionals to be individually licensed, as applicable. Our utilization management and case management services that we provide from the Philippines, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), both independent U.S. organizations that work to improve health care quality through the administration of evidence-based standards, measures, programs, and accreditation. We continue to obtain licenses and accreditations required from time to time by our business operations. Our healthcare platform and infrastructure have also been assessed and certified by HITRUST®, an information protection standards organization and certifying body.

Our operations are also subject to compliance with a variety of other laws, including tax laws in the jurisdictions where we conduct our business. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, including, accreditation or licensing standards that govern our business, and violations of these requirements could harm our business.”

We benefit from certain corporate tax holidays for our operations located in qualified Philippines Economic Zone Authority units. We are managing our business in accordance with the applicable guidelines issued by the Philippines Fiscal Incentives Review Board to continue availing the tax holidays.

In 2023, we established an international business headquarters in Dublin, Ireland, and qualify for a reduced tax rate. We monitor our operations to ensure we continue to qualify for the reduced rate.

In the Philippines and Ireland, we are subject to a minimum tax rate under the Pillar Two Framework prescribed by Organization for Economic Co-operation and Development (“OECD”). The OECD continues to release additional guidance on the Pillar Two Framework and we will continue to evaluate any potential impact on our operations.

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

Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud and as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future, particularly with respect to the use of AI technology. This has caused, and may in the future cause, clients to delay or stop using some of our existing services as they evaluate and pivot to newer technologies, including our own data and AI-led solutions. Such technological developments and spending delays can negatively impact our results of operations, if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies, and integration of the new technologies into our services, are not sufficient to make up for any shortfall, or if our existing services are otherwise displaced by such technologies. Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or developments in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas.

The use of AI technology presents competitive, reputational and legal risks, and our use of AI technology may not be successful.

AI technologies are complex and are rapidly evolving, and we face significant competition, including from our own clients, who may potentially develop their own internal AI technology, or acquire such technology from third parties, which in each case, can lead to reduced demand for our services and solutions. As these technologies evolve, some services and tasks currently performed by our employees may be replaced by automation and AI technologies.

Our growing use of AI, including generative AI and ML, in our offerings presents additional risks. The development, adoption, and use of AI technologies are still in their early stages. Inappropriate or controversial data practices by us or others or flawed AI algorithms could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive, brand or reputational harm and legal liability.

In addition, the domestic and international legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI may impose significant operational costs. Our use of, and/or reliance on, AI could give rise to legal or regulatory action or increased scrutiny or liability and may damage our reputation or otherwise materially harm our business.

Client demand may be impacted by the selling cycle and terms of our client contracts.

Client demand may be impacted by the selling cycle and terms of our client contracts. Consistent with industry practice, most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations or a change in a client’s strategic direction could result in the cancellation or non-renewal of a contract or a decrease in the scope of services and solutions that we are able to provide to such client. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. We may lose work from such clients or lose the opportunity to gain additional work due to our clients’ mergers or consolidations.

We may not be able to cover our costs or replace the associated revenues from such lost services or solutions, which could impact our results of operations in subsequent periods.

The terms of our project-based engagements generally do not exceed one year and may not produce ongoing or recurring business for us once the project is completed, and these contracts typically permit a client to terminate the agreement with shorter term notice. The majority of our digital operations and solutions contracts have longer terms, typically ranging from three to five years, and generally require a longer notice period for termination and may include an early termination fee to be paid to us, but this might not be sufficient to cover our costs or make up for the loss of revenues and profit upon termination of the contract. In addition, the selling cycle for such contracts, which generally ranges from six to eighteen months, and the implementation and initial transformation processes, which could take up to an additional six to twelve months, are subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our services and solutions (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes, or subsequent changes in technology and offerings, could result in changed demand. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources.

We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities.

Our success depends heavily on attracting, hiring, and retaining employees skilled in emerging areas, particularly artificial intelligence (AI), machine learning, data science, and digital transformation. These fields are not only highly competitive but also rapidly evolving, making the recruitment and retention of top talent especially challenging. The shortage of AI and data experts in the global market further exacerbates this issue, impacting our ability to deliver on client commitments and innovate effectively. High turnover among skilled professionals in AI and data science could lead to disruptions in project continuity, increased recruitment costs, and strain our human resources. Additionally, retaining employees with leadership capabilities who can guide strategic AI and data initiatives is critical for achieving long-term organizational goals. Failing to secure such talent would create risks of revenue losses, reduced market competitiveness, and missed opportunities in key geographies.

If we are unable to invest in reskilling and upskilling our employees in the areas and skills that strategically important to our business, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.

Our future success also depends substantially on the continued services and performance of the members of our management team and other key employees in leadership positions that possess technical and business capabilities, including industry expertise, and are difficult to replace. Specifically, the loss of the services of our Chairman and Chief Executive Officer could seriously impair our ability to continue to manage and expand our business. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable, particularly in light of recent regulatory scrutiny from the U.S. Federal Trade Commission and others, and in any event these agreements do not ensure the continued service of these executive officers. We currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key management personnel, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to accurately estimate the resources and time for a project, adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients, our business, results of operations, financial condition and cash flows may be adversely affected.

Our profitability is, in part, a result of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the price we can charge for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources for employee training and development, other typically non-chargeable activities and optimizing our operational infrastructure. If we fail to estimate accurately the resources and time required for a contract, or manage our asset utilization levels, future attrition rates, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.

In many of our digital operations and solutions contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, transaction-based and outcome-based pricing) with our clients and therefore may bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. Industry pricing models are evolving, and clients increasingly request alternative pricing models, rather than annual or hourly billing rates. If we make inaccurate assumptions for contracts with such alternative pricing models including pricing for our digital capabilities and complex transformation services or are unable to offer competitive pricing, our profitability may be negatively affected.

Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.

We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), of our clients’ customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, several states have enacted or are considering enacting privacy regulations, including, the California Consumer Privacy Act. In addition, there are privacy regulations in other jurisdictions, such as the General Data Protection Regulation in the European Union, the International Data Transfer Agreement in the United Kingdom and the Digital Personal Data Protection Act, 2023 in India. These privacy regulations impose privacy and data security compliance obligations and significant penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. As a result, we are subject to various data protection and privacy laws in the countries where we operate, and the failure to comply with such laws could result in significant fines and penalties. In addition, we may not be able to limit our liability to our clients with respect to breaches of our obligation to keep the information we receive from them confidential.

Although we devote substantial resources to protect our information assets and our clients’ confidential information, any network infrastructure is to some extent vulnerable due to rapidly evolving cyberattacks, employee error, malfeasance, or a combination of the foregoing. The remote work solutions that we employ in our hybrid working model may also be limited in their ability to replicate the operational oversight and security controls of our office environments and may pose a higher risk of operational and information security failures. Outside parties may attempt to fraudulently induce employees, clients to disclose sensitive information in order to gain access to our data or our clients’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a client’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose clients.

Security breaches expose us to a risk of loss of sensitive information, lawsuits from our employees, clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators or criminal prosecution, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

Further, growth in state-sponsored cyber activity, and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. If a material security breach or incident occurs with respect to a cloud services provider, our clients and potential clients may lose trust in cloud solutions generally, and with respect to security in particular. This could adversely impact our ability to retain existing clients or attract new clients, which, in turn, could have a serious impact on our reputation. Although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks/other cyber incidents, settling data breach claims or paying associated penalties.

We rely on third party vendors and partners to deliver services and components for client critical services, and require data use rights from third parties and our clients for many of our services and solutions, which exposes us to a variety of risks that could have a material adverse effect on our business.

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

We also may fail to obtain the right to use third-party data or our use of third-party data may be limited in a manner that could impede our development of solutions, including solutions using AI technologies, or our provision of services that rely on such data. If we are unsuccessful in negotiating for such third-party data use rights, or if we are found to have used such data in a manner inconsistent with our rights and limitations, we may need to stop providing certain of our solutions or services, we may be unable to compete with our peers, or we might incur other financial, legal and/or reputational consequences.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India, the Philippines and South Africa have historically been significantly lower than wage costs in the United States, the United Kingdom and Europe for comparably skilled professionals, and having a significant number of our employees in those lower wage costs countries has been one of our competitive advantages. However, because of increased demand for competitive services from such countries and increased competition for skilled employees, wages for comparably skilled employees are increasing at a faster rate than in the United States, the United Kingdom and Europe. This may reduce our competitive advantage. We also may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing AI, analytics and digital transformation services than for employees performing digital operations and solutions. As the scale of such services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. To the extent that we are not able to control such costs by our efforts to add capacity in lower wage costs countries or share wage increases with our clients, wage increases may reduce our margins and cash flows.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services or solutions are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services and solutions. Our intellectual property consists of proprietary and licensed platforms, software, data, datasets, methodologies, models, know-how, names, designs, domains, user interfaces, applications and operating procedures, among other materials. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. In addition, we monitor infringing or potentially infringing activities by third parties on our IP portfolio through cybersecurity “watchdog” technologies and take action to enforce offensive action when necessary to protect our intellectual property. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire and confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third party materials. However, these measures may not prevent misappropriation or infringement of our intellectual property and a resulting loss of competitive advantage. Additionally, we may not be successful in obtaining or maintaining patents, trademarks or other intellectual property rights protections for which we have applied or may in the future apply.

We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and solution offerings and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through contractual provisions, confidentiality procedures, patents, trade secret laws or other means including those set forth above, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. We may not be able to detect unauthorized use and steps we take to enforce our rights may not always be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, competitors or others may allege that our systems, processes, marketing, data usage or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and solutions. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, any future infringement claim against us or our clients may cause us to alter our business practices, lose significant revenue, incur significant license, royalty or technology development expenses, or pay significant monetary damages or legal fees and costs. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We earn a substantial portion of our revenues from a limited number of clients that are mainly located in the United States

We have earned and believe that we will continue to earn in the near or foreseeable future a substantial portion of our total revenues from a limited number of large clients that are primarily located in the United States. Any change in demand from any of our large clients for any reason could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the loss of a major client could also impact our reputation in the market, making it more difficult to attract and retain clients more generally.

Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and geopolitical conditions have in the past undermined and could in the future undermine business confidence in the markets in which we operate, which are increasingly interdependent, causing our clients to reduce or defer their spending on new initiatives and technologies, and negatively affecting our business.

Our inability to manage our rapid infrastructure and personnel growth across countries could adversely affect our business operations.

We have operations centers across India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations in which we operate in order to address the anticipated continued growth of our business. We continue to look for operations centers at locations outside of our current operating geographies. We have also made changes to our operating model driven by delivery of a significant portion of our services from a hybrid working model, which has led to contraction of our operations centers. Changes in our operating model or other changes to our infrastructure facilities or how we are organized, as the needs and size of our business change, limit our ability to forecast the need to hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities. We may not be able to maintain our culture and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and significant percentage of our employees who have the option to work remotely. We need to introduce reskilling and upskilling programs tailored to AI and data roles to ensure that employees remain agile and capable of executing complex projects. Training initiatives that focus on AI model development, deployment, and maintenance not only improve employee capabilities but also position us as a forward-thinking organization. Without these investments, we risk losing key talent to competitors, jeopardizing our ability to innovate and grow. We also need to manage cultural differences among our employee populations and varying legal and regulatory regimes across jurisdictions, and that may create a risk for employment claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Acquisitions, including completed acquisitions, involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable clients, legal liabilities and the need to amortize acquired intangible assets or recognize any impairment on goodwill and intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

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

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations, or problems with the intellectual property that we may acquire. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.

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

We face competition globally from other providers and from our clients, who may build global capability centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.

The market for our services is highly competitive, and we expect competition to intensify and increase in the future as more companies enter the market. We face competition globally from other providers. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, offerings, knowledge of industries served, service quality, compliance rigor, global delivery capabilities, pricing, sales and client management capabilities. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide, including by creating in-house global capability centers.

In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services.

These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and potential competitors may have greater financial, personnel and other resources, a broader range of offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic relationships or mergers or acquisitions with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could impact our business, results of operations, financial condition and cash flows.

We are vulnerable to natural disasters, technical disruptions, pandemics and societally created events that could severely disrupt the normal operations of our business and if our risk management, business continuity and disaster recovery plans are not effective, it may adversely affect our business, results of operations, financial condition and cash flows.

Our operations centers and our data and voice communications, particularly in India, the Philippines and South Africa, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, drought, extreme heat, epidemics or pandemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, other acts of violence or war, protests, riots and labor unrest. Such events may lead to the disruption of business operations, information systems and telecommunication services or our supply chain for sustained periods. They also may make it difficult or impossible for employees to reach our business locations and for us to deliver our solutions and services.

Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with and liability to our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or operations centers. While we currently have commercial liability insurance, our insurance coverage may not be sufficient to cover any such liability or other related costs. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.
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

We have established our headquarters for international business in Dublin, Ireland, and qualify for a reduced tax rate. We continuously monitor our operations to ensure we continue to qualify for the reduced rate.

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

Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability, business, results of operations, financial condition and cash flows.

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

Our primary operating subsidiaries are organized outside the United States and some of our executive officers may reside outside of the United States. A substantial portion of our assets are located in India and the Philippines. As a result, our investors may be unable to effect service of process upon our affiliates or officers who reside in India and the Philippines outside their jurisdiction of residence. In addition, our investors may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.

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

The new United States presidential administration has imposed or threatened significantly increased tariffs on foreign imports into the United States, particularly from China, Mexico and Canada, and the U.K. and the European Union. The imposition of these tariffs or other trading regulations by the U.S. government on foreign countries, or by foreign countries on the U.S., could result in a global trade war which may significantly affect our customers’ businesses and therefore their ability or willingness to engage us for our offerings, which may result in the loss of customers and harm our operating performance, sales and earnings.

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

We are party to a credit agreement for our bank debt facility that contains covenants, among other things, requiring maintenance of certain financial ratios and restricting our ability to incur additional indebtedness, create liens, make certain investments and acquisitions, pay dividends, repurchase common shares and make other restricted payments or undertake certain fundamental changes (including, consolidations, liquidations or disposal of certain assets or subsidiaries). The credit agreement provides for a $500 million revolving credit facility, including a letter of credit sub-facility, and a $100 million term loan facility, which is guaranteed by certain subsidiaries. If we breach any of these covenants and do not cure such breach within the applicable cure periods or obtain a waiver from the lenders, the outstanding indebtedness could be declared immediately due and payable and such acceleration could adversely affect our liquidity and financial condition.

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

We may in the future require additional financing to fund one or more acquisitions or similar corporate transactions and may not be able to obtain such additional financing on competitive terms or at all, which could restrict our ability to complete such transactions.
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

Delaware law and our fourth amended and restated certificate of incorporation and sixth amended and restated by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our fourth amended and restated certificate of incorporation and sixth amended and restated by-laws (the “by-laws”) contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include provisions permitting the board of directors to fill vacancies created by its expansion, provisions requiring the vote of holders of two thirds of our common stock for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions of our restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.

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
Risks Related to Our Industry
Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, anti-outsourcing executive action, legislation or otherwise.

Offshore outsourcing is a politically sensitive topic in the United States and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States, where the majority of our clients are located, and elsewhere. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Measures aimed at limiting or restricting outsourcing by U.S. companies may be put forward by the President via executive action, U.S. Congress or in state legislatures to address these concerns. If any such measure is enacted, our ability to do business with U.S. clients through our non-U.S. affiliates could be negatively impacted.
General and Other Risk Factors
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

Our sustainability initiatives and disclosures may expose us to reputational risks and legal liability.

Our brand and reputation are also associated with various corporate sustainability initiatives. Our disclosures on these matters, and any failure or perceived failure to achieve or accurately report on our initiatives, are subject to risks outside of our control and could harm our reputation. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our existing and potential clients and investors, governments, media or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services.

We may experience increased compliance burdens and costs to meet obligations related to new and existing laws and regulations related to sustainability matters. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. We could also be criticized by sustainability detractors, or subjected to negative responses by governmental actors or policies, legislation, or initiatives, legal opinions or other actions, which could result in additional scrutiny on the scope or nature of our reporting and our sustainability initiatives, each of which could adversely affect our reputation, business, financial performance and growth.

In addition, standards for tracking and reporting on sustainability matters have not been harmonized and continue to evolve. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting metrics, including disclosures that may be required by the applicable regulators, may change over time, which could result in significant impacts to our business.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity

We maintain a comprehensive cybersecurity and data privacy program to safeguard the security, confidentiality, integrity, availability and protection of the Company’s and our clients’ information. Cyber security is also an inherent consideration for our data and AI-led solutions. Specifically, there is a heightened focus on institutionalizing a Responsible AI framework to proactively identify and mitigate data protection and privacy risks. We aim to continually strengthen our cybersecurity posture and protocols by investing in people, processes and technology intended to protect information throughout the business life cycle and to manage cybersecurity risk, and we intend to continue to do so as cybersecurity risks and methods for preventing against them evolve. No assurance can be given that the policies and procedures outlined below will be properly followed in every instance or that they will be effective in safeguarding against every possible cybersecurity threat.

We describe how cybersecurity threats are likely to materially affect our business, results of operations, and financial conditions in Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business–– Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.” We believe that these risks have not materially affected our business to date, but we can provide no assurance that they will not affect us in the future. Although we maintain cybersecurity insurance to mitigate potential liabilities resulting from specific cybersecurity incidents, there is no guarantee that our insurance coverage limits will comprehensively protect us against any future claims or that such insurance proceeds will be paid to us in a timely manner.

Cybersecurity Strategy and Risk Management

Our cybersecurity strategy is founded on policies, processes and practices that are integrated into our overall risk management system. These policies, processes and practices are aimed at building a cyber-resilient organization by implementing and operationalizing cybersecurity capabilities to identify, protect, detect, respond and recover from cybersecurity threats and incidents and are guided by relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology. We have undertaken measures designed to comply with applicable privacy laws and regulations that are applicable to our services. These security capabilities are designed to mitigate vulnerabilities and the impact of cyber incidents.

Cyber security is an inherent consideration for our data and AI-led digital solutions. There is heightened focus on institutionalizing a Responsible AI framework that includes periodic Secure AI assessments to proactively identify and mitigate data protection and privacy risks.

We regularly conduct cybersecurity and other risk assessments and compliance audits both internally and through third party auditors that we independently engage or that we engage in connection with our certification to certain international standards, such as the ISO 27001:2013 standard for information security management systems, PCI DSS for handling financial data, the ISO 22301:2012 for business continuity management systems, the ISO 9001:2008 standard for quality management systems, SOC 1 TYPE II and SOC 2 TYPE II, among others. We also regularly assess and deploy technical safeguards and conduct vulnerability assessment and penetration testing of our technology environment independently and through third parties. We use the outcome of these assessments to align our cybersecurity program and technical safeguards with the evolving cybersecurity threat landscape and adjust and augment our security controls environment as required.

We have implemented a third-party risk management program to proactively identify and mitigate any potential risks that emerge from our supplier and partner ecosystem. We have processes in place to restrict and provide need-based access to sensitive or confidential data for third parties. Additionally, we conduct periodic evaluations of key suppliers and partners for ongoing monitoring of the risk environment.

Incident Response and Recovery Planning

While processes are in place to minimize the occurrence of a successful cyberattack, we have institutionalized detailed incident response procedures to address a cyber threat that may occur despite these safeguards. The response procedures are designed to identify, analyze, isolate and contain, remediate, and, if applicable, report any such material cyber incidents that occur. We have developed a materiality assessment approach for cyber and a cyber crisis communication methodology for structured and timely notification to internal and external stakeholders. Further, we have empaneled specialized cyber partners to provide advanced investigation capabilities and response management support in case of a real cyber incident. Periodic tabletop and crisis simulation exercises are conducted to reinforce our incident response controls on an ongoing basis.

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

The Audit Committee of our board of directors provides primary oversight and strategic guidance on Cybersecurity. The Audit Committee receives reports from management, typically on a quarterly basis, regarding our security risk management, including cybersecurity-related risks, vulnerabilities, policies, practices, and strategic initiatives. Annually, our board of directors receives a report from management on our cybersecurity posture, our readiness and our capability to reduce the risk of, detect and respond to a cyberattack. Our senior management and board of directors participate in periodic cyber tabletop exercises to further enhance our preparedness in the event of an actual incident.

The Cyber Security program including security operations, governance, risk and compliance, data privacy, and business continuity is led by our Chief Information Security Officer (“CISO”) who has over 25 years of extensive experience in technology and data center architecture, client solutioning, complex program management and nearly a decade in cyber risk management, governance and incident handling. Our CISO is supported by a team of cyber experts, many of whom are certified professionals in areas of security architecture, threat hunting, incident response, application security, business resiliency and data privacy among others.
ITEM 2.    Properties
Our corporate headquarters are located in New York. We have multiple operations centers spread across India, the Philippines, South Africa, Columbia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland with an aggregate area of approximately 1,810,000 square feet and a current installed capacity of approximately 28,000 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,690 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments.
We believe that our current facilities are adequate to support our existing operations, however we continue to optimize our existing network of operations centers to service our client, drive efficiencies and adapting the hybrid working model. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis”.

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
As of February 21, 2025, there were 7 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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

Under these two repurchase programs, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under our two repurchase programs to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management. Repurchased shares are recorded as treasury shares and are held until our board of directors designates that these shares be retired or used for other purposes.

During the three months ended December 31, 2024, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
October 1, 2024 through October 31, 2024	—	$—	—	$—	—	$334,692,888
November 1, 2024 through November 30, 2024	—	—	41,919	42.63	41,919	$332,905,839
December 1, 2024 through December 31, 2024	11,869	45.93	219,177	45.63	231,046	$322,905,872
Total	11,869	$45.93	261,096	$45.14	272,965	—
During the year ended December 31, 2024, we purchased 6,273,381 shares of our common stock for an aggregate purchase consideration of $196.5 million, including commission and excluding excise tax, representing an average purchase price per share of $31.33.
During the year ended December 31, 2024, we purchased 303,836 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for an aggregate purchase consideration of $10.3 million. The weighted average purchase price of $33.79 was the closing price of our shares of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the restricted stock units.

Pursuant to the Inflation Reduction Act, effective January 1, 2023, we are required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2019. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2019 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

Comparison of Cumulative Total Return
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-19
29-Feb-20
30-Apr-20
30-Jun-20
31-Aug-20
31-Oct-20
31-Dec-20
28-Feb-21
30-Apr-21
30-Jun-21
31-Aug-21
31-Oct-21
31-Dec-21
28-Feb-22
30-Apr-22
30-Jun-22
31-Aug-22
31-Oct-22
31-Dec-22
28-Feb-23
30-Apr-23
30-Jun-23
31-Aug-23
31-Oct-23
31-Dec-23
29-Feb-24
30-Apr-24
30-Jun-24
31-Aug-24
31-Oct-24
31-Dec-24
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
All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to “2024” or “fiscal 2024” means the 12-month period that ended on December 31, 2024. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
•use of AI technology presents competitive, reputational and legal risks, and our use of AI technology may not be successful;
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
•reliance on third parties to deliver services and infrastructure for client critical services, and on third party data use rights for certain of our offerings;
•employee wage increases;
•failure to protect our intellectual property;
•our dependence on a limited number of clients and our ability to withstand the loss of a significant client;
•our ability to manage rapid infrastructure and personnel growth across countries;
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
•challenges by applicable tax authorities to transfer pricing determinations or the introduction of new or unfavorable tax legislation, including legal restrictions on repatriation of funds held abroad;
•exposure to currency exchange rate fluctuations in the various currencies in which we do business including the rising inflation, high interest rates and economic recessionary trends on currency exchange rates;
•restrictions on immigration and work permits;
•difficulty of enforcing judgments against our foreign subsidiaries or officers;

•regulatory, legislative and judicial developments, including our ability to adhere to regulations or accreditation or licensing standards that govern our business;
•our ability to service debt or obtain additional financing on competitive terms, or exposure to interest rate fluctuations that are not fully hedged through interest rate swaps.
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•effects of political and economic conditions globally, particularly in the geographies where we operate;
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to meet our sustainability-related initiatives.
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
Executive Overview
We are a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent our client business models, drive better outcomes and unlock growth with speed. We harness the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare, banking and capital markets, retail, communications and media, and energy and infrastructure, among others.
We deliver advanced analytics and AI-powered digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep domain expertise in generative AI and cloud technology. Through the end of 2024, we managed and reported financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflected how management reviewed financial information and made operating decisions.

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

Acquisition during the year 2024

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

2025 Operating Model

In the first quarter of 2025, we began to implement operational and structural changes to accelerate the execution of our data and AI strategy, capture a greater share of the growing AI market and drive our long-term growth. The new operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging our full suite of capabilities; and Strategic Growth Units to focus on rapidly advancing our capabilities specific to various industries and client needs. This will enable us to further embed analytics throughout each of our IMUs, enhance our client relationships, deepen investments in data and AI capabilities, develop industry-specific AI solutions, form partnerships, access new client buying centers, enable expansion of our addressable markets across industries and geographies, and provide more professional development opportunities for our employees.

Our IMUs, Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets, reflect how management will review financial information and make operating decisions beginning in the first quarter of 2025. These IMUs will focus on managing customer relationships and delivering the “One EXL” value proposition to clients, maintain a unified go-to-market approach and be integrally responsible for growth, profitability and client satisfaction.

Our new reportable segments, aligned to our IMUs, effective for the first quarter of 2025 will be as follows:

•Insurance,
•Healthcare and Life Sciences,
•Banking, Capital Markets and Diversified Industries,
•International Growth Markets
The primary changes in our new reportable segments reflect 1) the integration of our former Analytics reportable segment as a core capability within each of our IMUs, ensuring alignment with the specialized needs of our clients across IMUs, 2) the reorganization of our former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of former Healthcare reportable segment, and including data and analytics services, and 3) the formation of International Growth Markets as a separate business unit to represent all our service and solutions offerings to clients in the United Kingdom, Europe, Middle East and Asia-Pacific geographies across all industry verticals. The International Growth Markets business unit will help strategically expand our footprint in markets outside of Americas and drive focus on offerings and expansion in those markets in new and existing clients.
This change in segment presentation will not have any effect on our consolidated statements of income, balance sheets or statements of cash flows. The revised presentation will be reflected in our periodic and annual reports beginning in the first quarter of 2025.
Our Business
We provide data analytics and digital operations and solutions to our clients. We market and sell our services to existing and prospective clients through our sales and client management teams, which are aligned by our clients’ industry verticals and our capabilities such as digital operations and solutions and analytics. Our sales and client management teams operate primarily from the United States, India, the United Kingdom, Ireland and Australia.

Digital Operations and Solutions: We provide our clients with a range of data and AI-driven digital operations and solutions include: a) multi-modal data ingestion using AI, and converting unstructured content into curated and usable data, b) real-time and comprehensive data insights with end-to-end data management and 360-degree customer views for our clients, c) omni-channel and frictionless customer experience including self-service, conversational AI and smart agent assist, d) AI-powered automation of transaction processing and e) automated quality, compliance and audits. We have transformed various client operations using the above solutions such as underwriting operations, claims processing, accounts payables processing, utilization management, member and provider contact center services and collections and accounts receivable. We manage and digitally transform these operations for our clients by deploying our solutions through a software-as-a-service model via our partners’ cloud network or a client’s on-cloud deployment model, to digitally transform their retained operations. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.
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
We have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their digital operations and solutions needs, in order to achieve more favorable contract terms and diversification of the risk of concentration on a few vendors. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced gross margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our gross margins and revenues may be reduced with regard to such clients, particularly if we are required to modify the terms of our relationships with such clients to meet competition.

Analytics: Our analytics services aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data and AI-led solutions across all aspects of our clients’ business. We provide care optimization and payment integrity services for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house and third-party AI, generative AI, and ML capabilities and proprietary solutions to create insights, improve decision making for our clients and address a range of complex industry-wide priorities. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our project-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our project-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.
We anticipate that revenues from our analytics services will grow as we expand our offerings, client base and go-to-market strategy, both organically and through acquisitions.
Revenues
For fiscal 2024, we generated revenues of $1,838.4 million compared to revenues of $1,630.7 million for fiscal 2023, an increase of $207.7 million, or 12.7%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 82.6% and 11.7%, respectively, of our total revenues for fiscal 2024 and 84.1% and 10.9%, respectively, of our total revenues for fiscal 2023.
For fiscal 2024 and 2023, our total revenues from our top ten clients accounted for 33.2% and 34.0% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Cost of Revenues
Our cost of revenues primarily consists of:
•employee costs, which include salary, bonus and other compensation expenses; retirement benefits, recruitment and training costs; employee health and life insurance; transport; rewards and recognition for certain employees; and non-cash stock-based compensation expense; outsourced/subcontractors costs;
•costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; lease cost; and
•other costs which primarily include travel and costs relating to our direct mail operations.
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
We expect our cost of revenues to continue to increase as we continue to add professionals in our operations centers globally to service additional business and as wages continue to increase globally. In particular, we expect recruitment and training costs to continue to increase as we hire additional staff to service new clients and train existing staff to provide them with evolving skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our hybrid working model, invest in information technology solutions, including adaption to evolving modes of seeking such solutions through cloud-based hosting arrangements and security measures to safeguard against information security risks. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.” However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues.
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
Operating Expenses
Selling, General and Administrative Expenses ("SG&A")
Our General and Administrative expenses (“G&A”) comprise of expenses relating to salaries and benefits (including stock-based compensation), retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), litigation claims, cost of technology solutions sought through evolving modes of cloud-based hosting arrangements, investment in product development, AI and other digital technologies, bad debt allowance and stock-based compensation expenses related to grant of our equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
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
Depreciation and Amortization Expense
Depreciation and amortization expense pertains to depreciation of our property and equipment, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and amortization of intangible assets acquired in business combinations. As part of our ongoing evaluation of our business needs, we continually optimize our operations centers and expect depreciation to decrease on assets related to operations centers, such as office furniture and equipment and leasehold improvements. As our business continues to expand, we expect additional investments in digital technologies and equipment, including laptops, desktop computers, servers and other infrastructure, and increased reliance on hybrid working model, we expect increases in depreciation on assets-related to such investments. Property and equipment, if evaluated as being used differently than as originally intended are assessed for revision of their useful life, thereby revising their future depreciation to reflect the actual use of such property and equipment over the remaining shortened life. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.
Foreign Exchange Gain, Net
We report our financial results in U.S. dollars.
Our revenues are primarily denominated in the U.S. dollar, however, a portion of our revenues are earned in the U.K. pound sterling representing 10.7% and 10.1% of our total revenues in fiscal 2024 and 2023, respectively. We also incur a significant portion of our expenses in the Indian rupee, the Philippine peso, the South African rand and the U.K. pound sterling, representing 29.7%, 8.2%, 3.5% and 2.8%, respectively, of our total expenses in fiscal 2024, compared to 28.5%, 8.2%, 2.0% and 3.1%, respectively, of our total expenses in fiscal 2023. The exchange rates among these currencies and the U.S. dollar have changed over the years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as these currencies appreciate or depreciate against the U.S. dollar. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Currency exchange rate fluctuations in the various currencies in which we do business, or the failure of our hedging strategies to mitigate such fluctuations, could have a material adverse effect on our results of operations,” as well as Note 2 - Summary of Significant Accounting Policies and Note 17 - Derivatives and Hedge Accounting to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Components of Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consist of interest on our borrowings under our revolving credit facility, term loan facility and convertible senior notes, finance leases and notional interest implicit in the purchase of property and equipment.
Other Income/(Expense), Net
Other income/(expense), net primarily consists of gain/(loss) on sale and mark-to-market, dividend income and interest income on our short-term and long-term investments, cash equivalents, as applicable. Other income/(expense), net also consists of changes in fair value of contingent consideration related to business combinations, interest on refunds received from income tax authorities in India on completion of tax assessments, profit or loss on disposal of long-lived assets and components of net periodic benefit cost such as interest cost, expected return on plan assets and amortization of actuarial gain or loss.
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
In October 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced Pillar Two Framework imposing a global minimum tax rate of 15%. We have determined that the impact of the Pillar Two Framework did not have material impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made.
These policies include revenue recognition, allowance for expected credit losses, business combinations and goodwill, stock-based compensation, income taxes, employee benefits, and contingencies.
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
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, volume discounts entailing variability in revenue earned, and contracts under our payment integrity services whereby variability in revenue is attributable to the amount we enable our customers to recover.
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
Type of Contracts Requiring Judgment
Revenues from payment integrity services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim. In such contracts, our consideration is contingent upon the actual collections made by our customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), we use our historical experience and projections to determine the expected recoveries from our customers and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified. The estimated amount of revenue to be collected from our customers are presented as contract assets within “Other Current Assets”.
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
Business Combinations and Goodwill
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
We also perform a quantitative assessment of goodwill impairment, if based on the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The significant estimates and assumptions include, the timing and amount of future revenue and cash flows, discount rate reflecting the risk inherent in future cash flows and the long-term growth rate applied within the discounted cash flow model. If based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.
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
ASC Topic 740, Income Taxes, requires companies to recognize, measure, present and disclose uncertain tax positions. We employ a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will, more likely than not, be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is more likely than not to be realized upon settlement. We have established adequate reserves to cover all uncertain tax positions.
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

Results of Operations
For a discussion of our results of operations for fiscal 2022, including a year-to-year comparison between fiscal 2023 and 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on February 29, 2024.
The following table summarizes our results of operations:

					(dollars in millions)

	Fiscal 2024	Percentage of Revenues, net	Fiscal 2023	Percentage of Revenues, net	Dollar Change	Percentage Change

	(A)		(B)		(C=A-B)
Revenues, net	$1,838.4	100.0%	$1,630.7	100.0%	$207.7	12.7%
Cost of revenues (1)	1,147.4	62.4%	1,022.9	62.7%	124.5	12.2%
Gross profit (1)	691.0	37.6%	607.8	37.3%	83.2	13.7%
Operating expenses:
General and administrative expenses	225.7	12.3%	198.3	12.2%	27.4	13.8%
Selling and marketing expenses	146.5	8.0%	120.2	7.3%	26.3	21.9%
Depreciation and amortization expense	55.2	3.0%	50.5	3.1%	4.7	9.3%
Total operating expenses	427.4	23.2%	369.0	22.6%	58.4	15.8%
Income from operations	263.6	14.3%	238.8	14.6%	24.8	10.4%
Foreign exchange gain, net	0.9	—%	1.5	0.1%	(0.6)	(40.0)%
Interest expense	(19.3)	(1.0)%	(13.2)	(0.8)%	(6.1)	46.2%
Other income, net	16.1	0.9%	10.8	0.7%	5.3	49.1%
Income before income tax expense and earnings from equity affiliates	261.3	14.2%	237.9	14.6%	23.4	9.8%
Income tax expense	62.9	3.4%	53.5	3.3%	9.4	17.6%
Income before earnings from equity affiliates	198.4	10.8%	184.4	11.3%	14.0	7.6%
Gain/(loss) from equity-method investment	(0.1)	—%	0.2	—%	(0.3)	(150.0)%
Net income	$198.3	10.8%	$184.6	11.3%	$13.7	7.4%
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Fiscal 2024 Compared to Fiscal 2023
Revenues.
The following table summarizes our revenues by reportable segments:

	Fiscal		Dollar Change	Percentage change	Percentage of Total Revenues for Fiscal
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$614.0	$529.9	$84.1	15.9%	33.4%	32.5%
Healthcare	116.4	106.0	10.4	9.8%	6.3%	6.5%
Emerging Business	311.7	265.7	46.0	17.3%	17.0%	16.3%
Analytics	796.3	729.1	67.2	9.2%	43.3%	44.7%
Total revenues, net	$1,838.4	$1,630.7	$207.7	12.7%	100.0%	100.0%
Revenues for fiscal 2024 were up by $207.7 million, or 12.7%, compared to fiscal 2023, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.
Revenue growth in Insurance of $84.1 million from fiscal 2023, was primarily driven by expansion of business from our new and existing clients during fiscal 2024.
Revenue growth in Healthcare of $10.4 million from fiscal 2023, was primarily driven by expansion of business from our existing clients during fiscal 2024.
Revenue growth in Emerging Business of $46.0 million from fiscal 2023 was primarily driven by expansion of business from our new and existing clients of $45.4 million and an increase in revenues of $0.6 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during fiscal 2024.
Revenue growth in Analytics of $67.2 million from fiscal 2023 was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $66.5 million, including incremental revenue from our August 2024 acquisition of ITI Data and an increase in revenues of $0.7 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during fiscal 2024.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Fiscal		Dollar Change	Percentage change	Fiscal		Percentage change
	2024	2023			2024	2023
	(dollars in millions)
Insurance	$390.4	$341.8	$48.6	14.2%	36.4%	35.5%	0.9%
Healthcare	77.9	69.3	8.6	12.5%	33.0%	34.6%	(1.6)%
Emerging Business	181.4	150.9	30.5	20.2%	41.8%	43.2%	(1.4)%
Analytics	497.7	460.9	36.8	8.0%	37.5%	36.8%	0.7%
Total	$1,147.4	$1,022.9	$124.5	12.2%	37.6%	37.3%	0.3%
Cost of revenues for fiscal 2024 increased by $124.5 million, or 12.2% compared to fiscal 2023. The increase in cost of revenues was primarily due to increases in employee-related costs including restructuring costs and technology costs, partially offset by foreign exchange gain, net of hedging. See Note 26 – Restructuring Costs to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.” Our gross margin for fiscal 2024 was 37.6% compared to 37.3% for fiscal 2023, an increase of 30 basis points ("bps").
The increase in cost of revenues in Insurance of $48.6 million from fiscal 2023 was primarily due to increases in employee-related costs of $42.3 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $4.8 million on account of increased subscription to cloud-based software licenses and our continued investments in our hybrid working model, higher facilities costs of $3.9 million and higher other operating costs of

$3.1 million, partially offset by foreign exchange gain, net of hedging of $5.5 million. Gross margin in Insurance increased by 90 bps from fiscal 2023, primarily due to operational efficiencies during fiscal 2024.
The increase in cost of revenues in Healthcare of $8.6 million from fiscal 2023 was primarily due to increases in employee-related costs of $9.0 million on account of higher headcount and wage inflation, and higher technology costs of $1.3 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by foreign exchange gain, net of hedging of $1.7 million. Gross margin in Healthcare decreased by 160 bps from fiscal 2023, primarily due to ramp-ups for certain existing clients during fiscal 2024.

The increase in cost of revenues in Emerging Business of $30.5 million from fiscal 2023 was primarily due to increases in employee-related costs of $28.6 million on account of higher headcount, restructuring costs and wage inflation, higher technology costs of $3.0 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model and higher other operating costs $2.0 million, partially offset by foreign exchange gain, net of hedging of $3.1 million. Gross margin in Emerging Business decreased by 140 bps from fiscal 2023, primarily due to ramp-ups for certain existing clients during fiscal 2024.

The increase in cost of revenues in Analytics of $36.8 million from fiscal 2023 was primarily due to increases in employee-related costs of $34.8 million on account of higher headcount, restructuring costs and wage inflation, including incremental cost related to our August 2024 acquisition of ITI Data and higher technology costs of $8.6 million on account of increased subscription to cloud-based software licenses and use of the hybrid working model, partially offset by lower other operating costs $4.2 million and foreign exchange gain, net of hedging of $2.4 million. Gross margin in Analytics increased by 70 bps from fiscal 2023, primarily due to higher revenues and operational efficiencies, partially offset by impact of restructuring costs of 40 bps during fiscal 2024.

Selling, General and Administrative (“SG&A”) Expenses.

	Fiscal		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
General and administrative expenses	$225.7	$198.3	$27.4	13.8%
Selling and marketing expenses	146.5	120.2	26.3	21.9%
Selling, general and administrative expenses	$372.2	$318.5	$53.7	16.8%

The increase in SG&A expenses of $53.7 million from fiscal 2023 was primarily due to higher employee-related costs of $34.2 million on account of higher headcount and wage inflation, including incremental costs related to our August 2024 acquisition of ITI Data, higher investments in digital and generative AI capabilities of $13.2 million, higher sales and marketing spend of $1.9 million, restructuring costs, litigation settlement costs and associated legal fees of $3.1 million and higher other operating costs of $2.7 million. This increase in SG&A expenses was partially offset by foreign exchange gain, net of hedging of $1.4 million during fiscal 2024, compared to fiscal 2023.
Depreciation and Amortization.

	Fiscal		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
Depreciation expense	$41.6	$35.8	$5.8	16.1%
Intangible amortization expense	13.6	14.7	(1.1)	(7.1)%
Depreciation and amortization expense	$55.2	$50.5	$4.7	9.4%
The increase in depreciation expense of $5.8 million from fiscal 2023 was primarily due to investments in digital capabilities, computers and networking equipment during fiscal 2024. The decrease in intangibles amortization expense of $1.1 million was primarily due to end of useful lives for certain intangible assets, partially offset by amortization of intangibles associated with our acquisition of ITI Data in August 2024 during fiscal 2024, compared to fiscal 2023.
Income from Operations. Income from operations increased by $24.8 million, or 10.4%, from $238.8 million for fiscal 2023 to $263.6 million for fiscal 2024, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during fiscal 2024.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during fiscal 2024, compared to fiscal 2023. The average exchange rate of the U.S. dollar against the Indian rupee increased from 82.60 during fiscal 2023 to 83.76 during fiscal 2024. The average exchange rate of the U.S. dollar against the Philippine peso increased from 55.56 during fiscal 2023 to 57.39 during fiscal 2024. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.25 during fiscal 2023 to 1.28 during fiscal 2024. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.51 during fiscal 2023 to 18.35 during fiscal 2024.
We recorded a foreign exchange gain, net of $1.5 million for fiscal 2023 compared to a foreign exchange gain, net of $0.9 million for fiscal 2024.
Interest expense. Interest expense increased from $13.2 million for fiscal 2023 to $19.3 million for fiscal 2024, primarily due to higher average borrowings during fiscal 2024, compared to fiscal 2023.
Other Income, net.

	Fiscal		Dollar Change	Percentage change
	2024	2023
	(dollars in millions)
Gain on sale and mark-to-market on investments	$5.7	$5.0	$0.7	12.9%
Interest and dividend income	9.9	8.0	1.9	23.6%
Fair value changes of contingent consideration	0.6	(1.9)	2.5	(131.0)%
Others, net	(0.1)	(0.3)	0.2	(73.9)%
Other income, net	$16.1	$10.8	$5.3	(100.0)%
Other income, net increased by $5.3 million, from $10.8 million for fiscal 2023 to $16.1 million for fiscal 2024. The increase is primarily due to higher yield on our investments of $2.6 million and net impact of $2.5 million from changes in fair value of contingent consideration related to our June 2022 acquisition of Inbound Media Group, LLC and December 2021 acquisition of Clairvoyant during fiscal 2024, compared to fiscal 2023.
Income Tax Expense. The effective tax rate increased from 22.5% for fiscal 2023 to 24.1% for fiscal 2024. We recorded income tax expense of $62.9 million and $53.5 million for fiscal 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit, increase in non-deductible expenses and lower excess tax benefits related to stock-based compensation, partially offset by decrease in foreign tax rate differential during fiscal 2024, compared to fiscal 2023.
Net Income. Net income increased from $184.6 million for fiscal 2023 to $198.3 million for fiscal 2024, primarily due to increase in income from operations of $24.8 million and higher other income, net of $5.3 million, partially offset by higher interest expense of $6.1 million, lower foreign exchange gain, net of $0.6 million and higher income tax expense of $9.4 million.

Liquidity and Capital Resources

	Fiscal		Dollar Change
	2024	2023		Percentage Change
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$145.4	$125.6	$19.8	15.7%
Net cash provided by operating activities	268.5	211.2	57.3	27.1%
Net cash used for investing activities	(119.1)	(12.0)	(107.1)	892.7%
Net cash used for financing activities	(119.1)	(181.4)	62.3	(34.4)%
Effect of exchange rate changes	(4.3)	2.0	(6.3)	(313.3)%
Closing cash, cash equivalents and restricted cash	$171.4	$145.4	$26.0	17.9%

As of December 31, 2024 and 2023, we had $340.6 million and $290.8 million, respectively, in cash, cash equivalents and short-term investments, of which $296.0 million and $237.7 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During 2024, some of our foreign subsidiaries repatriated $38.2 million (net of $2.6 million withholding taxes) to the United States.
Operating Activities:
Net cash provided by operating activities was $268.5 million for fiscal 2024, compared to $211.2 million for fiscal 2023, reflecting higher cash earnings, partially offset by higher working capital needs. The major drivers contributing to the increase of $57.3 million year-over-year included the following:
•Increase in cash earnings, including adjustments for non-cash and other items contributed higher cash flow of $18.0 million for fiscal 2024, compared to fiscal 2023. These adjustments include fair value changes in investments, unrealized foreign currency exchange gain, deferred tax effects, stock-based employee compensation, fair value changes in contingent consideration, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.
•Changes in accounts receivable, including advance billings, contributed higher cash flow of $61.8 million for fiscal 2024, compared to fiscal 2023. Collections in accounts receivable, including advance billings was driven by revenue growth for fiscal 2024. Our days sales outstanding were 62 days as of December 31, 2024, compared to 64 days as of December 31, 2023.
•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant contributed to a higher cash payout of $11.0 million for fiscal 2024, compared to fiscal 2023.
•Changes in other assets, accounts payables including other liabilities contributed higher cash payout of $11.5 million for fiscal 2024, compared to fiscal 2023.
Investing Activities: Cash used for investing activities were $119.1 million for fiscal 2024, compared to $12.0 million for fiscal 2023. The increase in cash used for investing activities of $107.1 million year-over-year is primarily due to higher net purchase of investments of $88.8 million and net cash used for business acquisition of $24.3 million for fiscal 2024, compared to fiscal 2023. This was partially offset by lower capital expenditures in infrastructure, technology assets, software and product developments of $6.5 million for fiscal 2024, compared to fiscal 2023.

Financing Activities: Cash used for financing activities were $119.1 million for fiscal 2024, compared to $181.4 million for fiscal 2023. The decrease in cash used for financing activities of $62.3 million year-over-year was primarily due to net proceeds from borrowings under our revolving credit facility and new term loan facility of $88.8 million for fiscal 2024, compared to net repayment of our borrowings of $50.0 million for fiscal 2023. The increase was also due to higher purchases of treasury stock of $76.1 million under our share repurchase program for fiscal 2024, compared to fiscal 2023.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI, infrastructure and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $46.3 million of capital expenditures during fiscal 2024. We expect to incur total capital expenditures of between $50 million to $55 million in fiscal 2025, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development and other, digital technologies.
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
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our short-term cash requirements. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives like acquisition of complementary businesses, capital expenditures and continued stock repurchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans, payments for contingent consideration and uncertain tax positions. See Note 16 - Fair Value Measurements - Fair Value of Contingent Consideration, Note 18 - Borrowings, Note 20 - Employee Benefit Plans, Note 21 - Leases, Note 22 - Income Taxes and Note 25 - Commitments and Contingencies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2024 and 2023, we had outstanding letters of credit of $0.8 million and $0.5 million, respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements
The following table summarizes our debt position:

	As of
	December 31, 2024			December 31, 2023
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$65.0	$—	$65.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	—	—
Total current portion of long-term borrowings	—	4.9	4.9	65.0	—	65.0

Long-term borrowings	190.0	93.8	283.8	135.0	—	135.0
Unamortized debt issuance costs	—	(0.2)	(0.2)	—	—	—
Total long-term borrowings	190.0	93.6	283.6	135.0	—	135.0
Total borrowings	$190.0	$98.5	$288.5	$200.0	$—	$200.0
Credit Agreement
We held a $300.0 million revolving credit facility pursuant to our credit agreement (the “Credit Agreement”), dated as of November 21, 2017, with certain lenders and Citibank N.A. as Administrative Agent, which was amended and restated on April 18, 2022 (the “2022 Credit Agreement”). Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available as of April 18, 2022 is equal to $400.0 million; and (b) extends the maturity date of the revolving credit facility from November 21, 2022 to April 18, 2027.

On August 9, 2024, we and each of our wholly owned material domestic subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement with Citibank, N.A., as Administrative Agent, and certain lenders (the “2024 Credit Agreement”), pursuant to which the parties thereto amended and restated the 2022 Credit Agreement. Among other things, the 2024 Credit Agreement (a) provides for a $100.0 million increase to the revolving credit commitments such that the aggregate amount of revolving credit commitments available as of August 9, 2024 is equal to $500.0 million; and (b) provides for the issuance of a new term loan facility in the aggregate amount of $100.0 million with an annual prepayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027.

The 2024 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the revolving credit facility can be used for working capital and general corporate purposes, including permitted acquisitions. Borrowings of $100.0 million under the term loan facility (which was drawn based on adjusted SOFR) were used to repay the borrowings outstanding under the revolving credit facility on August 9, 2024.

Obligations under the 2024 Credit Agreement are guaranteed by our wholly-owned material domestic subsidiaries and are secured by all or substantially all of our and our material domestic subsidiaries’ assets. The 2024 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2024 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.

The 2024 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin on the revolving credit facility is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.875% to 1.75% per annum on loans pegged to the adjusted SOFR. The applicable margin on the term loan facility is also tied to our total net leverage ratio and ranges from 0.125% to 1.00% per annum on loans pegged to the specified prime rate, and 1.125% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.125% to 0.275% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Year ended December 31,
	2024	2023
Revolving credit facility	6.3%	6.3%
Term loan facility	6.5%	—
As of December 31, 2024 and 2023, we were in compliance with the financial covenants under the 2024 Credit Agreement.
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
Components of Market Risk
Foreign Currency Risk. We are exposed to foreign currency exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 85.1% of our total revenues and the U.K. pound sterling representing 10.7% of our total revenues for fiscal 2024. A significant portion of our expenses are incurred in the Indian rupee, the Philippine peso, the South African rand and the U.K. pound sterling, representing 29.7%, 8.2%, 3.5% and 2.8%, respectively, of our total expenses for fiscal 2024. We also incur expenses in the U.S. dollar and currencies of other countries where we have operations. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have fluctuated within the fiscal 2024, over the recent years and may fluctuate in the future.
Our foreign currency exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our subsidiaries, including foreign subsidiaries in foreign currencies and foreign currency accounts receivable and payable. The average exchange rate of the U.S dollar against the Indian rupee increased from 82.60 for fiscal 2023 to 83.76 for fiscal 2024, representing a depreciation of 1.4% against the U.S dollar. The average exchange rate of the U.S dollar against the Philippine peso increased from 55.56 for fiscal 2023 to 57.39 for fiscal 2024, representing a depreciation of 3.3% against the U.S dollar. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.25 for fiscal 2023 to 1.28 for fiscal 2024, representing an appreciation of 2.6% against the U.S dollar. Based upon our level of operations for fiscal 2024 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar would have increased/decreased our revenues by approximately $7.1 million, $0.5 million and $10.8 million, respectively and increased/decreased our expenses incurred by approximately $46.8 million, $12.9 million and $4.5 million, respectively for fiscal 2024.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts designated as cash flow hedges. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes. As such, we may not purchase adequate contracts to insulate ourselves from the foreign exchange currency risks. In addition, any such contracts may not perform effectively as a hedging mechanism. We may, in the future, make changes to our hedging policies, and have done so in the past. The principal foreign currencies that are hedged are the Indian rupee, the Philippine peso and the South African rand.
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
As of December 31, 2024 and 2023, we had outstanding cash flow hedges with notional amounts of $984.3 million and $722.8 million, respectively, with the maximum outstanding term of approximately 45 months and 42 months, respectively. The mark-to-market gain/(loss), net upon fair valuation of outstanding cash flow hedges as of December 31, 2024 and 2023 was $(9.2) million and $5.4 million, respectively, and is included in “Accumulated other comprehensive income/(loss)” on our consolidated balance sheets. For fiscal 2024 and 2023, we recognized $0.6 million and $5.7 million, respectively, as foreign exchange loss from maturing cash flow hedges, which was largely offset by the foreign exchange translation gain on the related expenses.

We also enter into foreign currency forward contracts from time to time to hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net.” These financial instruments mitigate balance sheet risk due to foreign currency exchange rate movements as gains and losses on the settlement of these financial instruments are intended to offset the revaluation gains and losses on the foreign currency denominated monetary assets and monetary liabilities being hedged. Foreign currency forward contracts with notional amounts of the U.S. dollar (USD) 178.9 million, the U.K. pound sterling (GBP) 21.0 million, the Euro (EUR) 9.0 million, South African rand (ZAR) 10.0 million and the Australian dollar (AUD) 4.8 million were outstanding as of December 31, 2024 compared to USD 170.5 million, GBP 14.5 million, EUR 5.2 million, ZAR 150.2 million and AUD 3.5 million outstanding as of December 31, 2023. The fair values of these financial instruments as of December 31, 2024 and 2023 were insignificant and are included in the “Foreign exchange gain, net” in our consolidated statements of income. As of December 31, 2024 and 2023, the outstanding derivative instruments had maturities of a maximum of 31 days, each.
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
As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we held a $300.0 million revolving credit facility and a letter of credit sub-facility pursuant to our Credit Agreement dated as of November 21, 2017, which was amended and restated on April 18, 2022 (the “2022 Credit Agreement”). On April 18, 2022, we entered into the 2022 Credit Agreement, that provides for a $400.0 million revolving credit facility and a letter of credit sub-facility. On August 9, 2024, we entered into the 2024 Credit Agreement, that provides for a $100.0 million increase to the revolving credit commitments such that the aggregate amount of revolving credit commitments available is now equal to $500.0 million and provides for the issuance of a new term loan facility in the aggregate amount of $100.0 million with an annual amortization of 5%. The increased credit facility and the new term loan facility both mature on April 18, 2027.
The 2024 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin on the revolving credit facility is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.875% to 1.75% per annum on loans pegged to the adjusted SOFR. The applicable margin on the term loan facility is also tied to our total net leverage ratio and ranges from 0.125% to 1.00% per annum on loans pegged to the specified prime rate, and 1.125% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.125% to 0.275% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates would have impacted our interest expense for fiscal 2024 by approximately $1.8 million.
We manage a portion of our interest rate risk related to our revolving credit facility having variable interest rate obligations by entering into interest rate swaps under which we receive floating rate payments based on SOFR and make payments based on a fixed rate. As of December 31, 2024 and 2023, we had outstanding interest rate swaps having a notional amount of $nil and $75.0 million, respectively.
We had cash, cash equivalents and short-term investments totaling $340.6 million and $290.8 million as of December 31, 2024 and 2023, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market funds and time deposits. We do not make such investments for trading or speculative purposes. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest and dividend income for fiscal 2024 by approximately $0.9 million.
Credit Risk. As of December 31, 2024 and 2023, we have accounts receivable, net $304.3 million and $308.1 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of our accounts receivable, net as on December 31, 2024 and 2023.

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

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as of December 31, 2024, were effective.
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024. See Deloitte & Touche LLP’s accompanying attestation report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Anita Mahon, Executive Vice President and Business Head, Healthcare	Rule 10b5-1 Trading Arrangement	November 04, 2024	July 31, 2025	37,817
Ajay Ayyappan, Executive Vice President, General Counsel & Corporate Secretary	Rule 10b5-1 Trading Arrangement	November 12, 2024	May 30, 2025	32,156

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our board of directors,” “Our executive officers” and “Corporate governance — Committees — Audit Committee,” “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year ended December 31, 2024.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis,” “— Compensation and Talent Management Committee Report,” “— Summary Compensation Table for Fiscal Year 2024,” “— Grants of Plan-Based Awards Table for Fiscal Year 2024,” “Outstanding Equity Awards at Fiscal 2024 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2024,” “— Pension Benefits for Fiscal Year 2024,” “— Potential Payments upon Termination or Change in Control at Fiscal 2024 Year-End,” “— Director Compensation for Fiscal Year 2024,” “— Risk and Compensation Policies” and “Corporate Governance — Compensation and Talent Management Committee Interlocks and Insider Participation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 - Stock-Based Compensation to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	7,926,565	$30.14	1,813,592
Equity compensation plans not approved by security holders	—	—	—
Total	7,926,565	$30.14	1,813,592
*This includes outstanding options and unvested restricted stock units, which include time-based restricted stock units and performance-based restricted stock units. This also includes vested time-based restricted stock units and performance-based restricted stock units for which the underlying common stock was not issued as of December 31, 2024. See Note 23 - Stock-Based Compensation to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details.
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

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules
(a)1.    Consolidated Financial Statements.
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-55 hereof.
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

Date: February 25, 2025	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Maurizio Nicolelli

/S/ VIKRAM S. PANDIT	Director	February 25, 2025
Vikram S. Pandit

/S/ THOMAS BARTLETT	Director	February 25, 2025
Thomas Bartlett

/S/ ANDREAS FIBIG	Director	February 25, 2025
Andreas Fibig

/S/ KRISTY PIPES	Director	February 25, 2025
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 25, 2025
Nitin Sahney

/S/ JAYNIE M. STUDENMUND	Director	February 25, 2025
Jaynie M. Studenmund

/S/ SARAH K. WILLIAMSON	Director	February 25, 2025
Sarah K. Williamson

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1
Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2024).

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

10.8+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.9+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan “(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 15, 2017).

10.10+	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.11+
Form of Restricted Stock Unit Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023).

10.12+
Form of Restricted Stock Unit Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 27, 2023).

10.13+
Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

10.14+
Form of Option Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on July 27, 2023).

10.15+
Form of Option Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on July 27, 2023).

10.16+	ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 22, 2022).

10.17
Amendment and Restatement Agreement, dated April 18, 2022, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 20, 2022).

10.18
First Amendment to Amended and Restated Credit Agreement, dated August 9, 2024, by and among the Company and the other loan parties party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 15, 2024).

10.19
Master Confirmation – Variable Tenor Accelerated Stock Repurchase, dated as of March 15, 2024, between ExlService Holdings, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on March 18, 2024).

10.20+	Offer Letter, effective as of April 1, 2025, between ExlService Holdings, LLC and Anita Mahon.

19.1	ExlService Holdings, Inc. Securities Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ExlService Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 29, 2024.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenues - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Revenues from payment integrity services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on variable consideration in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company uses its historical experience and projections to determine the expected amount of revenue to be recognized based on the expected consideration to be received from its customers. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
We identified revenue recognized under contracts for the Company’s payment integrity services as a critical audit matter because of the judgments necessary for management to determine the transaction price, represented by the amount of expected recoveries from its customers. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures to audit management’s estimates of transaction price used to recognize revenue and evaluating the results of those procedures.
______________________________________________________________________________________________________
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the transaction price of the Company’s contracts to provide payment integrity services included the following, among others:
•We tested the effectiveness of the internal controls related to the assumptions used to determine the transaction price that is probable of recovery, including subsequent changes to amounts earned.
•We selected a sample of transactions and performed the following procedures for evaluating management’s estimate and underlying data used for deriving transaction price:
•Read the underlying contract with the customer and agreed the commission rate for the selected transaction to the Company’s computation used to determine the amount of revenue recognized.
•Tested management’s estimate used to determine the transaction price that is probable of recovery, including subsequent changes to amounts earned.
•Tested the accuracy and completeness of the underlying data (i.e. historical experience) used by management to support such estimate.
•Tested the mathematical accuracy of the Company’s estimate analysis.
•We evaluated management’s ability to estimate the transaction price accurately by comparing actual recoveries to management’s historical estimates.

/s/ Deloitte & Touche LLP

New York, New York
February 25, 2025
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2025

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount and share count)

		As of
	Notes	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	7	$153,355	$136,953
Short-term investments	8	187,223	153,881
Restricted cash	7	9,972	4,062
Accounts receivable, net	4	304,322	308,108
Other current assets	11	140,317	76,669
Total current assets		795,189	679,673
Property and equipment, net	9	101,837	100,373
Operating lease right-of-use assets	21	68,784	64,856
Restricted cash	7	8,071	4,386
Deferred tax assets, net	22	104,747	82,927
Goodwill	10	420,387	405,639
Other intangible assets, net	10	49,331	50,164
Long-term investments	8	13,972	4,430
Other assets	12	56,085	49,524
Total assets		$1,618,403	$1,441,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$5,884	$5,055
Current portion of long-term borrowings	18	4,886	65,000
Deferred revenue		19,264	12,318
Accrued employee costs		129,994	117,137
Accrued expenses and other current liabilities	13	113,597	114,113
Current portion of operating lease liabilities	21	16,491	12,780
Total current liabilities		290,116	326,403
Long-term borrowings, less current portion	18	283,598	135,000
Operating lease liabilities, less current portion	21	59,851	58,175
Deferred tax liabilities, net	22	1,403	1,495
Other non-current liabilities	14	53,573	31,462
Total liabilities		688,541	552,535
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 206,510,587 shares issued and 161,801,212 shares outstanding as of December 31, 2024 and 203,410,038 shares issued and 165,277,880 shares outstanding as of December 31, 2023	19	206	203
Additional paid-in capital		588,583	508,028
Retained earnings		1,281,960	1,083,663
Accumulated other comprehensive loss	15	(154,722)	(127,040)
Total including shares held in treasury		1,716,027	1,464,854
Less: 44,709,375 shares as of December 31, 2024 and 38,132,158 shares as of December 31, 2023, held in treasury, at cost	19	(786,165)	(575,417)
Total stockholders’ equity		929,862	889,437
Total liabilities and stockholders’ equity		$1,618,403	$1,441,972
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amount and share count)

		Year ended December 31,
	Notes	2024	2023	2022
Revenues, net	3, 4	$1,838,372	$1,630,668	$1,412,044
Cost of revenues (1)		1,147,359	1,022,902	896,595
Gross profit (1)		691,013	607,766	515,449
Operating expenses:
General and administrative expenses		225,672	198,294	169,016
Selling and marketing expenses		146,502	120,227	97,989
Depreciation and amortization expense	9, 10	55,219	50,490	56,282
Total operating expenses		427,393	369,011	323,287
Income from operations		263,620	238,755	192,162
Foreign exchange gain, net		891	1,532	6,199
Interest expense	18	(19,256)	(13,180)	(8,252)
Other income/(expense), net	6	16,092	10,834	(10)
Income before income tax expense and earnings from equity affiliates		261,347	237,941	190,099
Income tax expense	22	62,936	53,536	47,565
Income before earnings from equity affiliates		198,411	184,405	142,534
Gain/(loss) from equity-method investment		(114)	153	434
Net income		$198,297	$184,558	$142,968
Earnings per share:	5
Basic		$1.22	$1.11	$0.86
Diluted		$1.21	$1.10	$0.85
Weighted average number of shares used in computing earnings per share:	5
Basic		162,718,840	166,341,213	166,651,585
Diluted		164,321,656	168,161,371	169,169,290

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

		Year ended December 31,
	Notes	2024	2023	2022
Net income		$198,297	$184,558	$142,968
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(14,513)	14,403	(27,333)
Currency translation adjustments		(17,484)	652	(47,734)
Retirement benefits	20	(1,414)	1,337	2,574
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	(131)	5,208	1,295
Retirement benefits (2)	20	(602)	(94)	592
Income tax effects relating to above (3)	22	6,462	(4,403)	15,937
Total other comprehensive income/(loss)		(27,682)	17,103	(54,669)
Total comprehensive income		$170,615	$201,661	$88,299

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of January 1, 2022		197,541,700	$198	$395,584	$756,137	$(89,474)	(31,084,290)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	23	2,398,180	2	(2)	—	—	—	—	—
Stock-based compensation	23	—	—	49,366	—	—	—	—	49,366
Acquisition of treasury stock	19	—	—	—	—	—	(2,683,370)	(72,642)	(72,642)
Other comprehensive loss	15	—	—	—	—	(54,669)	—	—	(54,669)
Net income		—	—	—	142,968	—	—	—	142,968
Balance as of December 31, 2022		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	3,470,158	3	4,643	—	—	—	—	4,646
Stock-based compensation	23	—	—	58,437	—	—	—	—	58,437
Acquisition of treasury stock	19	—	—	—	—	—	(4,364,498)	(133,268)	(133,268)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(218)	(218)
Other comprehensive income	15	—	—	—	—	17,103	—	—	17,103
Net income		—	—	—	184,558	—	—	—	184,558
Balance as of December 31, 2023		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	3,100,549	3	5,035	—	—	—	—	5,038
Stock-based compensation	23	—	—	72,658	—	—	—	—	72,658
Acquisition of treasury stock	19	—	—	—	—	—	(2,406,700)	(81,790)	(81,790)
Accelerated share repurchase		—	—	2,862	—	—	(4,170,517)	(127,862)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,096)	(1,096)
Other comprehensive loss	15	—	—	—	—	(27,682)	—	—	(27,682)
Net income		—	—	—	198,297	—	—	—	198,297
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$198,297	$184,558	$142,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,221	50,280	56,102
Stock-based compensation expense	72,658	58,437	49,366
Reduction in the carrying amount of operating lease right-of-use assets	21,764	20,188	21,783
Fair value mark-to-market on investments	(1,514)	17,044	(1,209)
Unrealized foreign currency exchange gain, net	(5,136)	(1,363)	(16,643)
Deferred income tax benefit	(19,885)	(31,742)	(19,552)
Others, net	(680)	5,301	9,443
Change in operating assets and liabilities:
Accounts receivable	4,647	(49,242)	(68,121)
Other current and non-current assets	(48,373)	(24,339)	(18,432)
Income taxes payable, net	(26,204)	(18,282)	8,779
Accounts payable, accrued expenses and other liabilities	20,509	7,326	16,860
Deferred revenue	7,002	(877)	2,473
Accrued employee costs	21,708	14,090	5,551
Payment of contingent consideration	(11,000)	—	—
Operating lease liabilities	(20,489)	(20,181)	(23,227)
Net cash provided by operating activities	268,525	211,198	166,141

Cash flows from investing activities:
Purchases of property and equipment	(46,262)	(52,803)	(44,836)
Proceeds from sale of property and equipment	215	739	266
Business acquisition (net of cash acquired)	(24,299)	—	(3,872)
Purchases of investments	(289,012)	(235,369)	(212,607)
Proceeds from redemption of investments	240,859	276,036	164,503
Investment in equity affiliate	(600)	(600)	—
Net cash used for investing activities	(119,099)	(11,997)	(96,546)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(326)	(169)	(142)
Proceeds from borrowings	290,000	80,000	35,000
Repayments of borrowings	(201,250)	(130,000)	(45,000)
Payment of contingent consideration	(4,000)	(5,000)	—
Acquisition of treasury stock	(207,926)	(131,847)	(72,642)
Proceeds from issuance of common stock	5,023	5,566	1,060
Payment of debt issuance costs	(622)	—	—
Net cash used for financing activities	(119,101)	(181,450)	(81,724)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,328)	2,029	(6,060)
Net increase/(decrease) in cash, cash equivalents and restricted cash	25,997	19,780	(18,189)
Cash, cash equivalents and restricted cash at the beginning of the period	145,401	125,621	143,810
Cash, cash equivalents and restricted cash at the end of the period	$171,398	$145,401	$125,621

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,604	$13,895	$8,189
Income taxes	$106,414	$104,882	$57,058
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$2,062	$4,137	$4,032
Assets acquired under finance lease	$1,325	$461	$312
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(In thousands, except per share amount and share count)

1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the State of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent client business models, drive better outcomes and unlock growth with speed. The Company harnesses the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare, banking and capital markets, retail, communications and media, and energy and infrastructure, among others.
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
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates that affect the consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, determine lease term to calculate single operating lease cost, determine pattern of

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.
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
Type of Contracts and Basis of Recognition
i.Revenues under time-and-material and transaction based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
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
iii.Revenue from the Company’s software and related services contracts, which are not significant, are primarily related to annual maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license without any associated services are recognized at the point in time upon delivery of the related incremental license.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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
iv.Revenues from payment integrity services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company uses its historical experience and projections to determine the expected amount of revenue to be recognized based on the expected consideration to be received from its customers. Any adjustment required due to change in estimates are recorded in the period in which such change is identified. The estimated amount of revenue to be collected from our customers are presented as contract assets within “Other Current Assets”.
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
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, volume discounts entailing variability in revenue earned, and contracts under the Company’s payment integrity services whereby the transaction price is based on the estimated amount the Company enables its customers to recover.
The Company considers its historical experience, including trends with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.
The Company believes that the expected value method is most appropriate for determining the variable consideration since the Company has a large number of contracts with a similar nature of transactions/services.
Unbilled Receivables
Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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
The Company’s investment in money market funds is considered as cash equivalents. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
are included in other income/(expense), net. Gain or loss on the disposal of these investments is calculated using the first in, first out (“FIFO”) method and is included in other income/(expense), net.
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

The Company’s mutual fund investments are in debt funds invested in India. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(expense), net. Gain or loss on the disposal of these investments is calculated using the FIFO method and is included in other income/(expense), net.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. The Company undertakes studies to determine the fair values of assets and liabilities acquired and allocates purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. The Company examines the carrying value and fair value of the reporting unit that includes goodwill as and when the circumstances warrant, to determine whether there are any impairment losses. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements.
The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. In addition, the Company performs a qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Useful Lives (in years)
Customer relationships	5-15
Developed technology	3-10
Non-compete agreements	3-5
Trade names and trademarks	2-10
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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
The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PU is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PU as of December 31, 2024 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
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
The Company has indefinitely reinvested earnings from its foreign subsidiaries through December 31, 2023, and has not recorded deferred tax liabilities for such earnings. Beginning 2024, the Company is not indefinitely investing current year earnings of the Company’s foreign disregarded subsidiaries and is not recording any deferred tax liabilities. However, the Company continues to indefinitely reinvest earnings from its controlled foreign corporation subsidiaries and has not recorded deferred tax liabilities for such earnings.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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
(s)Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common shares issued and outstanding during the period plus the potentially dilutive effect of common stock equivalents, including, outstanding stock options, restricted stock, restricted stock units and employee stock purchase plans. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
(t)Commitments and Contingencies
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
(u)Recent Accounting Pronouncements
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor for SEC action, and plan accordingly for adoption.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“Accounting Standards Codification (“ASC”) Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (“ASC Topic 220”): Expense Disaggregation Disclosures. This ASU improves disclosures relating to the disaggregation of income statement expenses, requires additional disclosures about the nature of expenses in commonly presented financial statement captions on an annual and interim basis for all public business entities. The ASU will be effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
(v) Recently Adopted and Applicable Accounting Pronouncements
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“ASC Topic 280”): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements for all public entities by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss and other segment items. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this ASU, the impact of which is reflected in Note 3 - Segment and Geographical Information to the consolidated financial statements.
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
The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM"). The CODM generally reviews financial information such as revenues, cost of revenues and gross profit to allocate an overall budget and measure segment performance.
The CODM uses revenue, cost of revenues and gross profit for each segment predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy and performance of each individual segment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) is included in the Analytics reportable segment. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for further details.
Revenues and cost of revenues for the years ended December 31, 2024, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

	Year ended December 31, 2024
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$614,028	$116,406	$311,740	$796,198	$1,838,372
Cost of revenues (1)
Employee costs (2)	320,335	63,597	147,316	416,293	947,541
Infrastructure and technology costs	58,415	11,049	29,813	27,582	126,859
Other costs (3)	11,600	3,288	4,278	53,793	72,959
Gross profit (1)	$223,678	$38,472	$130,333	$298,530	$691,013
Operating expenses					427,393
Foreign exchange gain, net, interest expense and other income, net					(2,273)
Income tax expense					62,936
Loss from equity-method investment					(114)
Net income					$198,297
(1) Exclusive of depreciation and amortization expense.
(2) Employee costs include restructuring costs of $607, $16, $73 and $2,382 for Insurance, Healthcare, Emerging Business and Analytics segments respectively. Refer to Note 26 – Restructuring Costs to the consolidated financial statements for further details.
(3) Other costs primarily include travel and entertainment costs and direct expenses related to lead generation and direct marketing business which are a part of analytics business segment.

	Year ended December 31, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$529,855	$105,994	$265,692	$729,127	$1,630,668
Cost of revenues (1)
Employee costs	281,108	56,026	121,278	382,550	840,962
Infrastructure and technology costs	49,633	9,872	25,922	20,046	105,473
Other costs (2)	11,044	3,375	3,743	58,305	76,467
Gross profit (1)	$188,070	$36,721	$114,749	$268,226	$607,766
Operating expenses					369,011
Foreign exchange gain, net, interest expense and other income, net					(814)
Income tax expense					53,536
Gain from equity-method investment					153
Net income					$184,558
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
(2) Other costs primarily include travel and entertainment costs and direct expenses related to lead generation and direct marketing business which are a part of analytics business segment.

	Year ended December 31, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$448,704	$97,351	$218,638	$647,351	$1,412,044
Cost of revenues (1)
Employee costs	236,963	55,532	101,978	333,876	728,349
Infrastructure and technology costs	41,126	11,889	22,556	19,340	94,911
Other costs (2)	9,645	3,530	3,483	56,677	73,335
Gross profit (1)	$160,970	$26,400	$90,621	$237,458	$515,449
Operating expenses					323,287
Foreign exchange gain, net, interest expense and other expense, net					(2,063)
Income tax expense					47,565
Gain from equity-method investment					434
Net income					$142,968
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and direct expenses related to lead generation and direct marketing business which are a part of analytics business segment.
Revenues, net by service type, were as follows:

	Year ended December 31,
	2024	2023	2022
Digital operations and solutions (1)	$1,042,174	$901,541	$764,693
Analytics services	796,198	729,127	647,351
Revenues, net	$1,838,372	$1,630,668	$1,412,044
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2024	2023	2022
Revenues, net
The United States	$1,518,894	$1,370,707	$1,213,477
Non-United States
The United Kingdom	215,958	177,479	134,630
Rest of World	103,520	82,482	63,937
Total Non-United States	319,478	259,961	198,567
Revenues, net	$1,838,372	$1,630,668	$1,412,044
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	December 31, 2024	December 31, 2023
Long-lived assets
India	$63,040	$53,813
The United States	52,510	61,592
The Philippines	25,881	21,952
South Africa	23,828	20,890
Rest of World	5,362	6,982
Long-lived assets	$170,621	$165,229
4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment and Geographical Information to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2024	December 31, 2023
Accounts receivable, net	$304,322	$308,108
Contract assets	$39,700	$9,665
Contract liabilities:
Deferred revenue (consideration received in advance)	$15,484	$9,764
Consideration received for process transition activities	$21,993	$12,411
Accounts receivable includes $121,817 and $148,735 as of December 31, 2024 and 2023, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of December 31, 2024, includes receivables of $33,472 from our payment integrity services. There are no performance risks associated with these contract assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
There were no significant cumulative catch-up impact or impairment related to contract assets as of December 31, 2024 and 2023.
Revenue recognized during the years ended December 31, 2024 and 2023, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2024	2023
Deferred revenue (consideration received in advance)	$9,321	$16,967
Consideration received for process transition activities	$2,657	$1,762

Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2024	2023	2024	2023
Opening Balance	$2,122	$1,095	$24,673	$13,871
Additions	1,240	1,841	15,118	13,605
Amortization	(1,075)	(814)	(3,769)	(2,803)
Closing Balance	$2,287	$2,122	$36,022	$24,673
There was no significant impairment for contract acquisition and contract fulfillment costs as of December 31, 2024 and 2023.
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	December 31, 2024	December 31, 2023
Accounts receivable, including unbilled receivables	$307,850	$311,811
Less: Allowance for expected credit losses	(3,528)	(3,703)
Accounts receivable, net	$304,322	$308,108
The movement in “Allowance for expected credit losses” was as follows:

	Year ended December 31,
	2024	2023
Opening Balance	$3,703	$1,332
Additions/(reductions)	(39)	2,450
Reductions due to write-off of accounts receivable	(135)	(79)
Currency translation adjustments	(1)	—
Closing Balance	$3,528	$3,703

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the years ended December 31, 2024 and 2023. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of December 31, 2024 and 2023.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2024	2023	2022
Numerators:
Net income	$198,297	$184,558	$142,968
Denominators:
Basic weighted average common shares outstanding	162,718,840	166,341,213	166,651,585
Dilutive effect of stock-based awards	1,602,816	1,820,158	2,517,705
Diluted weighted average common shares outstanding	164,321,656	168,161,371	169,169,290
Earnings per share:
Basic	$1.22	$1.11	$0.86
Diluted	$1.21	$1.10	$0.85
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	2,073,990	1,628,932	2,830

On March 15, 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together with the Master Accelerated Share Repurchase Confirmation, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). Refer to Note 19 - Capital Structure to the consolidated financial statements for further details. During the year ended December 31, 2024, the Company recorded the initial delivery and final settlement of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

6. Other Income/(Expense), Net

Other income/(expense), net consists of the following:

	Year ended December 31,
	2024	2023	2022
Gain on sale and fair value mark-to-market on investments	$5,662	$5,013	$4,907
Interest and dividend income	9,921	8,027	5,229
Fair value changes of contingent consideration (1)	589	(1,900)	(8,250)
Others, net	(80)	(306)	(1,896)
Other income/(expense), net	$16,092	$10,834	$(10)

(1) Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)

7. Cash, Cash Equivalents and Restricted Cash
For the purposes of statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$153,355	$136,953	$118,669
Restricted cash (current) (1)	9,972	4,062	4,897
Restricted cash (non-current) (2)	8,071	4,386	2,055
Cash, cash equivalents and restricted cash	$171,398	$145,401	$125,621
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

8. Investments
Investments consist of the following:

	As of
	December 31, 2024	December 31, 2023
Short-term investments
Mutual funds	$108,251	$52,650
Term deposits	78,972	101,231
Total Short-term investments	$187,223	$153,881

Long-term investments
Term deposits	$9,295	$239
Investment in equity affiliate	4,677	4,191
Total Long-term investments	$13,972	$4,430

Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
9. Property and Equipment
Property and equipment consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2024	December 31, 2023
Owned Assets:
Network equipment and computers	3-5	$167,525	$149,975
Software	2-5	105,874	94,279
Leasehold improvements	3-8	45,819	41,933
Office furniture and equipment	3-8	23,898	21,199
Motor vehicles	2-5	635	686
Buildings	30	929	956
Land	—	608	625
Capital work in progress	—	7,504	12,276
		352,792	321,929
Less: Accumulated depreciation and amortization		(252,667)	(222,333)
		$100,125	$99,596
ROU assets under finance leases:
Network equipment and computers		56	58
Leasehold improvements		587	604
Office furniture and equipment		417	427
Motor vehicles		2,208	1,020
		3,268	2,109
Less: Accumulated depreciation		(1,556)	(1,332)
		$1,712	$777
Property and equipment, net		$101,837	$100,373
During the years ended December 31, 2024 and 2023, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2024	2023	2022
Depreciation and amortization expense	$41,589	$35,812	$39,173
Internally developed software costs included in property and equipment was as follows:

	As of
	December 31, 2024	December 31, 2023
Cost	$60,447	$46,625
Less : Accumulated amortization	(38,243)	(25,413)
Internally developed software, net	$22,204	$21,212

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2024	2023	2022
Amortization expense	$12,849	$9,282	$5,958

During the years ended December 31, 2024 and 2023, the Company performed an impairment test of its capitalized software for recoverability and determined that the carrying values of certain software were not fully recoverable. The Company recorded impairment charges amounting to $1,187 and $nil for the years ended December 31, 2024 and 2023, respectively under “Depreciation and amortization” expense in the consolidated statements of income.

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
The Company’s purchase price allocation to net tangible and intangible assets of ITI Data as at August 1, 2024 is as follows:

Intangible assets	$12,800
Other assets, net	220
Goodwill	15,335
Total purchase consideration (1)	$28,355
(1) Includes contingent consideration of $2,700 recognized at fair value as of the date of acquisition.
In connection with this acquisition, the Company recorded $12,500 in customer-related intangibles which are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated weighted average amortization period of 5 years.
The goodwill recognized represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations. The goodwill has been assigned to the Company’s Analytics reportable segment based upon the Company’s assessment of nature of services rendered by ITI Data.
The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company's financial position, results of operations or cash flows, and therefore, the Company has not provided any supplemental pro forma results.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2023	$49,929	$21,875	$47,101	$286,732	$405,637
Currency translation adjustments	106	(3)	(100)	(1)	2
Balance as of December 31, 2023	50,035	21,872	47,001	286,731	405,639
Acquisition	—	—	—	22,035	22,035
Measurement period adjustments	—	—	—	(6,700)	(6,700)
Currency translation adjustments	(50)	(5)	(531)	(1)	(587)
Balance as of December 31, 2024	$49,985	$21,867	$46,470	$302,065	$420,387
During the year ended December 31, 2024, the Company recognized measurement period adjustments, which led to decrease in goodwill in an amount of $6,700. These adjustments primarily relate to a change in fair value of contingent consideration and customer-related intangible assets and did not have any significant impact on “Depreciation and amortization” expense in the consolidated statements of income for the year ended December 31, 2024.
During 2024 and 2023, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of December 31, 2024 and 2023.
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(60,667)	$47,883	$99,050	$(51,085)	$47,965
Developed technology	3,529	(3,311)	218	3,552	(2,522)	1,030
Trade names and trademarks	1,700	(1,442)	258	1,400	(1,286)	114
Non-compete agreements	300	(228)	72	336	(181)	155
	114,079	(65,648)	48,431	104,338	(55,074)	49,264
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Total intangible assets	$114,979	$(65,648)	$49,331	$105,238	$(55,074)	$50,164
The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2024	2023	2022
Amortization expense	$13,630	$14,678	$17,109
During the years ended December 31, 2024 and 2023, the Company performed an impairment test of its intangible assets for recoverability and determined that the carrying values of certain intangible assets were not fully recoverable. The Company

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
recorded impairment charges amounting to $429 and $nil for the years ended December 31, 2024 and 2023, respectively under “Depreciation and amortization” expense in the consolidated statements of income.

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2024 was as follows:
2025	$13,120
2026	12,783
2027	11,844
2028	9,228
2029	1,456
Total	$48,431

11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2024	December 31, 2023
Advance income tax, net	$49,377	$23,269
Contract assets	36,072	2,830
Prepaid expenses	21,061	18,171
Receivables from statutory authorities	19,407	18,500
Deferred contract fulfillment costs	4,281	3,303
Advances to suppliers	4,009	1,883
Derivative instruments	1,973	4,308
Others	4,137	4,405
Other current assets	$140,317	$76,669
12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2024	December 31, 2023
Deferred contract fulfillment costs	$31,741	$21,370
Deposits with statutory authorities	7,312	6,960
Lease deposits	6,495	5,159
Contract assets	3,628	6,835
Prepaid expenses	2,775	—
Derivative instruments	852	3,299
Others	3,282	5,901
Other assets	$56,085	$49,524

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2024	December 31, 2023
Accrued expenses	$63,548	$58,736
Payable to statutory authorities	22,935	20,591
Client liabilities	9,711	6,909
Derivative instruments	7,454	2,009
Accrued capital expenditures	2,059	4,134
Contingent consideration	1,280	15,000
Income taxes payable, net	284	1,213
Others	6,326	5,521
Accrued expenses and other current liabilities	$113,597	$114,113
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2024	December 31, 2023
Retirement benefits	$24,795	$16,666
Deferred transition revenue	18,213	10,195
Derivative instruments	4,363	216
Unrecognized tax benefits	1,966	1,262
Contingent consideration	1,420	589
Others	2,816	2,534
Other non-current liabilities	$53,573	$31,462
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the years ended December 31, 2024, 2023 and 2022:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Gains / (losses) recognized during the year	(47,734)	(27,333)	2,574	(72,493)
Reclassification to net income (1)	—	1,295	592	1,887
Income tax effects (2)	10,032	6,315	(410)	15,937
Accumulated other comprehensive income/(loss) as of December 31, 2022	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the year	652	14,403	1,337	16,392
Reclassification to net income (1)	—	5,208	(94)	5,114
Income tax effects (2)	(156)	(4,110)	(137)	(4,403)
Accumulated other comprehensive income/(loss) as of December 31, 2023	$(132,643)	$4,198	$1,405	$(127,040)
Losses recognized during the year	(17,484)	(14,513)	(1,414)	(33,411)
Reclassification to net income (1)	—	(131)	(602)	(733)
Income tax effects (2)	3,129	2,898	435	6,462
Accumulated other comprehensive loss as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments . Refer to Note 22 - Income Taxes to the consolidated financial statements.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$54,925	$—	$—	$54,925
Mutual funds (2)	108,251	—	—	108,251
Derivative financial instruments	—	2,825	—	2,825
Total	$163,176	$2,825	$—	$166,001
Liabilities
Derivative financial instruments	$—	$11,817	$—	$11,817
Contingent consideration (3)	—	—	2,700	2,700
Total	$—	$11,817	$2,700	$14,517

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
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

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for business acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model.

The following table summarizes the changes in the fair value of contingent consideration:

	Year ended December 31,
	2024	2023
Opening balance	$15,589	$18,689
Acquisitions	2,700	—
Fair value changes	(589)	1,900
Payments	(15,000)	(5,000)
Closing balance	$2,700	$15,589
During the years ended December 31, 2024 and 2023, there were no transfers among Level 1, Level 2 and Level 3.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	December 31, 2024	December 31, 2023
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	984,300	722,800

Interest rate swaps (Floating to fixed) denominated in:
USD	—	75,000

The Company estimates that approximately $5,693 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of December 31, 2024, could be reclassified into earnings within the next twelve months. As of December 31, 2024, the maximum outstanding term of the cash flow hedges was approximately 45 months.
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
December 31, 2024
(In thousands, except per share amount and share count)
The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	December 31, 2024	December 31, 2023
Sell USD	179,491	170,543
Sell GBP	20,956	14,544
Sell EUR	9,008	5,231
Sell AUD	4,770	3,452
Sell ZAR	10,006	150,150
Buy USD	588	—
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Assets:
Other current assets	$1,711	$4,216	$262	$92
Other assets	$852	$3,299	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$7,404	$1,859	$50	$150
Other non-current liabilities	$4,363	$216	$—	$—
The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the consolidated statements of income:

	Year ended December 31,
Derivative financial instruments:	2024	2023	2022
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(14,513)	$14,403	$(27,333)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(3,110)	$296	$(9,571)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2024		2023		2022
	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$1,147,359	$(722)	$1,022,902	$(5,180)	$896,595	$(1,304)
General and administrative expenses	$225,672	110	$198,294	(454)	$169,016	141
Selling and marketing expenses	$146,502	18	$120,227	(40)	$97,989	10
Depreciation and amortization expense	$55,219	2	$50,490	(236)	$56,282	(32)
Interest expense	$19,256	723	$13,180	702	$8,252	(110)
Total before tax		131		(5,208)		(1,295)
Income tax effects on above		(339)		797		(455)
Net of tax		$(208)		$(4,411)		$(1,750)

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$891	$(3,110)	$1,532	$296	$6,199	$(9,571)
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	December 31, 2024			December 31, 2023
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$65,000	$—	$65,000
Unamortized debt issuance costs	—	(114)	(114)	—	—	—
Total current portion of long-term borrowings	—	4,886	4,886	65,000	—	65,000

Long-term borrowings	190,000	93,750	283,750	135,000	—	135,000
Unamortized debt issuance costs	—	(152)	(152)	—	—	—
Total long-term borrowings	190,000	93,598	283,598	135,000	—	135,000
Total borrowings	$190,000	$98,484	$288,484	$200,000	$—	$200,000

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $895 and $903 as of December 31, 2024 and 2023, respectively, are presented under “Other current assets” and “Other assets,” as applicable, in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent, which was amended and restated on April 18, 2022 (the “2022 Credit Agreement”), Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available as of April 18, 2022 to the Company is equal to $400,000; and (b) extends the maturity date of the revolving credit facility from November 21, 2022 to April 18, 2027.

On August 9, 2024, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement with Citibank, N.A., as Administrative Agent, and certain lenders (the “2024 Credit Agreement”), pursuant to which the parties thereto amended and restated the 2022 Credit Agreement. Among other things, the 2024 Credit Agreement (a) provides for a $100,000 increase to the revolving credit commitments such that the aggregate amount of revolving credit commitments available as of August 9, 2024 to the Company is equal to $500,000; and (b) provides for the issuance of a new term loan facility in the aggregate amount of $100,000 with an annual prepayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027.
The 2024 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the revolving credit facility can be used for working capital and general corporate purposes, including permitted acquisitions. Borrowings of $100,000 under the term loan facility (which was drawn based on adjusted SOFR) were used to repay the borrowings outstanding under the revolving credit facility on August 9, 2024.

Obligations under the 2024 Credit Agreement are guaranteed by the Company’s wholly-owned material domestic subsidiaries and are secured by all or substantially all of the Company’s and its material domestic subsidiaries’ assets. The 2024 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2024 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.

The 2024 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin on the revolving credit facility is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.875% to 1.75% per annum on loans pegged to the adjusted SOFR. The applicable margin on the term loan facility is also tied to the Company’s total net leverage ratio and ranges from 0.125% to 1.00% per annum on loans pegged to the specified prime rate, and 1.125% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.125% to 0.275% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Year ended December 31,
	2024	2023	2022
Revolving credit facility	6.3%	6.3%	2.9%
Term loan facility	6.5%	—%	—%
As of December 31, 2024 and 2023, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of December 31, 2024 was as follows:

	Revolving credit facility	Term loan facility
2025	$—	$5,000
2026	—	5,000
2027	190,000	88,750
Total	$190,000	$98,750
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2024 and 2023, the Company had outstanding letters of credit of $761 and $461, respectively, that were not recognized in the consolidated balance sheets.
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
Share Repurchases
The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Twelve months ended December 31, 2024	303,836	$10,266	$33.79
Twelve months ended December 31, 2023	237,047	$7,853	$33.13
Twelve months ended December 31, 2022	164,080	$4,121	$25.12
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
On March 15, 2024, the Company entered into a 2024 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,350,084 shares of its common stock at an initial price of $29.85 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2024 ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement was classified as an equity instrument under ASC Topic 815-40, Contracts in Entity's Own Equity, and

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
deemed to have a fair value of zero at the effective date. The prepayment of $25,000 was initially recorded in additional paid-in capital, which reflected the pending settlement of the 2024 ASR Agreement. Under the terms of the 2024 ASR Agreement, the ultimate number of shares of Common Stock that the Company repurchased was based on the average of the daily volume-weighted average prices of the Common Stock during the term of the 2024 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR Agreement.
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

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its two repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Twelve months ended December 31, 2024	6,273,381	$196,524	$31.33
Twelve months ended December 31, 2023	4,127,451	$125,416	$30.39
Twelve months ended December 31, 2022	2,519,290	$68,521	$27.20
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, effective January 1, 2023, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $1,096 and $218 on repurchase of common stock as a part of cost of such repurchases for the years ended December 31, 2024 and 2023, respectively.
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2024, 2023 and 2022. The Company’s borrowings under its revolving credit facility could restrict its ability to declare or make any dividends or similar distributions.
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest which is declared periodically. The Company earned a return of approximately 7.2% per annum on the India Plan for the year ended December 31, 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The benefit obligation has been measured as of December 31, 2024 and 2023. The following table sets forth the activity and the funded status of the gratuity plans and the amounts recognized in the Company’s consolidated financial statements:

Change in projected benefit obligation	2024	2023
Projected benefit obligation as of January 1	$24,237	$21,531
Service cost	4,429	3,799
Interest cost	1,552	1,569
Benefits paid	(1,465)	(1,382)
Prior service cost	2	—
Acquisition adjustments	398	—
Actuarial loss/(gain) (1)	1,546	(1,166)
Effect of exchange rate changes	(845)	(114)
Projected benefit obligation as of December 31	$29,854	$24,237
Change in plan assets
Plan assets as of January 1	$17,134	$14,449
Actual return	1,369	1,220
Employer contribution	3,353	2,913
Benefits paid (2)	(1,338)	(1,343)
Effect of exchange rate changes	(555)	(105)
Plan assets as of December 31	$19,963	$17,134

Unfunded status as of December 31	$9,891	$7,103
Unfunded amount recognized in the consolidated balance sheets
Non-current liability (included under other non-current liabilities)	$9,555	$6,925
Current liability (included under accrued employee costs)	336	178
Total accrued liability	$9,891	$7,103

Accumulated benefit obligation as of December 31	$20,181	$16,655
Plan assets in excess/(shortfall) of accumulated benefit obligation as of December 31	$(218)	$479
(1) During the years ended December 31, 2024 and 2023, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.
(2) Benefits payments were substantially made through the plan assets during the years ended December 31, 2024 and 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Year ended December 31,
	2024	2023	2022
Service cost	$4,429	$3,799	$3,770
Interest cost	1,552	1,569	1,232
Expected return on plan assets	(1,237)	(1,048)	(872)
Amortization of actuarial (gain)/loss, gross of tax	(602)	(94)	592
Net gratuity cost	$4,142	$4,226	$4,722

Amortization of actuarial (gain)/loss, gross of tax	$(602)	$(94)	$592
Income tax effects on above	33	(74)	(179)
Amortization of actuarial (gain)/loss, net of tax	$(569)	$(168)	$413

The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	As of December 31,
	2024	2023	2022
Net actuarial gain/(loss)	$(1,239)	$777	$(462)
Net prior service cost	(4)	(5)	(8)
Amount recognized in AOCI, excluding tax effects	$(1,243)	$772	$(470)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	Year ended December 31,
	2024	2023	2022
Discount rate	6.9%	7.1%	7.3%
Rate of increase in compensation levels	7.3%	7.0%	7.8%
Expected long-term rate of return on plan assets per annum	7.3%	7.3%	7.3%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2025	$3,916
2026	$3,943
2027	$4,229
2028	$3,657
2029	$3,401
2030 to 2033	$12,899

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
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
The Company’s contributions to various defined contribution plans was as follows:

	Year ended December 31,
	2024	2023	2022
Contribution to the 401(k) Plans	$6,325	$5,967	$5,205
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$28,070	$23,045	$18,215
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

Supplemental balance sheet information

	As of
	December 31, 2024	December 31, 2023
Operating Lease
Operating lease ROU assets	$68,784	$64,856

Operating lease liabilities - Current	$16,491	$12,780
Operating lease liabilities - Non-current	59,851	58,175
Total operating lease liabilities	$76,342	$70,955

Finance Lease
Property and equipment, gross	$3,268	$2,109
Accumulated depreciation	(1,556)	(1,332)
Property and equipment, net	$1,712	$777

Finance lease liabilities - Current	$435	$191
Finance lease liabilities - Non-current	1,349	613
Total finance lease liabilities	$1,784	$804

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s consolidated statements of income, are as follows:

	Year ended December 31,
	2024	2023	2022
Finance lease:
Depreciation on underlying ROU assets	$382	$181	$151
Interest on lease liabilities	196	90	59
	578	271	210
Operating lease(1)	21,764	20,188	21,783
Variable lease costs	4,490	4,374	5,033
Sublease income	(122)	—	—
Total lease cost	$26,710	$24,833	$27,026

(1) Includes short-term leases, which are immaterial.
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31,
	2024	2023	2022
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$20,489	$20,181	$23,227
Operating cash outflows for finance leases	$196	$90	$59
Financing cash outflows for finance leases	$326	$169	$142
ROU assets obtained in exchange for new operating lease liabilities	$20,518	$24,880	$734
ROU assets obtained in exchange for new finance lease liabilities	$1,325	$461	$312
Weighted average remaining lease term (in years)
Finance lease	3.3 years	3.1 years	2.8 years
Operating lease	4.9 years	5.5 years	5.9 years
Weighted average discount rate
Finance lease	15.1%	14.6%	14.3%
Operating lease	8.0%	7.7%	6.8%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $3,372 and $8,805, during the year ended December 31, 2024 and 2023, respectively, with a corresponding adjustment to ROU assets.
As of December 31, 2024 and 2023, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
There was no impairment of ROU assets as of December 31, 2024 and 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
2025	$22,028	$671
2026	20,434	631
2027	17,918	527
2028	15,191	353
2029	6,370	175
2030 and thereafter	11,931	—
Total lease payments	93,872	2,357
Less: Imputed interest	17,530	573
Present value of lease liabilities	$76,342	$1,784
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$17,806	$297
2025	16,878	256
2026	16,220	222
2027	13,712	191
2028	10,132	98
2029 and thereafter	14,018	—
Total lease payments	88,766	1,064
Less: Imputed interest	17,811	260
Present value of lease liabilities	$70,955	$804
22. Income Taxes
The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2024	2023	2022
Domestic	$72,286	$100,905	$80,949
Foreign	189,061	137,036	109,150
	$261,347	$237,941	$190,099

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
	2024	2023	2022
Current provision:
Domestic	$41,230	$51,450	$43,416
Foreign	41,591	33,828	23,701
	$82,821	$85,278	$67,117
Deferred provision/(benefit):
Domestic	$(19,172)	$(32,024)	$(17,624)
Foreign	(713)	282	(1,928)
	(19,885)	(31,742)	(19,552)
Income tax expense	$62,936	$53,536	$47,565

Deferred income taxes recognized in OCI were as follows:

	Year ended December 31,
	2024	2023	2022
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$2,559	$(3,313)	$5,860
Reclassification adjustment for cash flow hedges	339	(797)	455
Retirement benefits	402	(63)	(231)
Reclassification adjustment for retirement benefits	33	(74)	(179)
Currency translation adjustments	3,129	(156)	10,032
Total	$6,462	$(4,403)	$15,937
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2024	2023	2022
Expected tax expense	$54,883	$49,968	$39,921
Foreign tax rate differential	1,164	5,333	(1,136)
Unrecognized tax benefits	704	(187)	273
State taxes, net of Federal taxes	10,724	11,640	7,730
Non-deductible expenses	10,330	8,655	10,087
Excess tax benefit on stock-based compensation	(9,714)	(15,055)	(5,881)
Research and development credits	(5,257)	(5,350)	(2,733)
Others	102	(1,468)	(696)
Tax expense	$62,936	$53,536	$47,565
The effective tax rate increased from 22.5% during the year ended December 31, 2023 to 24.1% during the year ended December 31, 2024. The Company recorded income tax expense of $62,936 and $53,536 for the years ended December 31, 2024 and 2023, respectively. The increase in income tax expense was primarily as a result of higher profit, increase in non-deductible expenses and lower excess tax benefits related to stock-based compensation, partially offset by decrease in foreign tax rate differential during the year ended December 31, 2024 compared to the year ended December 31, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
During the year ended December 31, 2024, some of the Company’s foreign subsidiaries repatriated $38,161 (net of $2,649 withholding taxes) to the United States. As of December 31, 2024, and December 31, 2023, accumulated net earnings generated by our foreign operations were approximately $658,454 and $546,828 respectively, of which $635,396 and $546,828 respectively, are indefinitely reinvested. Because most of the accumulated net earnings generated by our foreign operations has already been taxed for U.S. federal and state income tax purposes, any additional taxes due with respect to the repatriation of such earnings would generally be limited to the tax effect of currency gains or losses recognized on repatriation and foreign withholding taxes.
The components of the deferred tax balances were as follows:

	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Tax credit carry forwards	$8,058	$9,954
Depreciation and amortization expense	18,178	14,569
Capitalized research and development expenses	54,844	47,276
Stock-based compensation	10,902	8,506
Accrued employee costs and other expenses	33,897	21,670
Net operating loss carry forwards	281	212
Net unrealized foreign exchange loss	20,242	15,447
Right-of-use assets	20,125	19,042
Others	339	414
	166,866	137,090
Valuation allowance	(3,172)	(482)
Deferred tax assets	$163,694	$136,608

Deferred tax liabilities:
Intangible assets	$29,883	$27,095
Net unrealized gain on investments	4,018	3,704
Capitalized costs	7,665	5,999
Lease liability	16,586	16,188
Others	2,198	2,190
Deferred tax liabilities	$60,350	$55,176
Net deferred tax assets	$103,344	$81,432

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability of deferred tax assets as of December 31, 2024, and 2023, and recorded a valuation allowance of $3,172 and $482, respectively.
The Company has state research and development tax credit carryforwards as of December 31, 2024 of $4,083 (tax effected $3,226, net of federal benefit) that will expire by 2034, if not utilized. The Company has state net operating loss carryforwards as of December 31, 2024 of $5,515 (tax effected $281, net of federal benefit) of which $4,992 (tax effected $174, net of federal benefit) is allowed to be carried forward indefinitely and the balance will expire by 2039, if not utilized.
The Company’s income tax expense also includes provisions established for uncertain income tax positions determined in accordance with ASC Topic 740, Income Taxes. The Company monitors and adjusts these reserves in light of changing facts and circumstances. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
The following table summarizes the activity related to the unrecognized tax benefits:

	Year ended December 31,
	2024	2023	2022
Balance as of January 1	$1,262	$1,449	$1,068
Additions based on tax positions related to the current year	561	423	223
Additions based on tax positions of prior years	316	112	158
Reductions for tax positions due to lapse of statutes of limitations	(173)	(722)	—
Balance as of December 31	$1,966	$1,262	$1,449
The unrecognized tax benefits as of December 31, 2024 of $1,966, if recognized, would impact the effective tax rate.
For the years ended December 31, 2024 and 2023, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
23. Stock-Based Compensation
On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Omnibus Incentive Plan, which among other things, reserves 15,875,000 shares of the Company’s common stock for grants of awards under the 2018 Omnibus Incentive Plan. As of December 31, 2024 and 2023, the Company had 1,813,592 and 4,096,102 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

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
Stock-based compensation expense by nature of function, as below, are included in the consolidated statements of income:

	Year ended December 31,
	2024	2023	2022
Cost of revenues	$15,762	$14,686	$11,535
General and administrative expenses	28,612	21,574	20,016
Selling and marketing expenses	28,284	22,177	17,815
Total	$72,658	$58,437	$49,366

Income tax benefit related to stock-based compensation (1)	$17,576	$17,333	$9,785
(1) Includes $9,714, $15,055 and $5,881 during the years ended December 31, 2024, 2023 and 2022, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2023	1,790,695	$30.14	$1,278	9.5
Granted	—	—	—	—
Exercised	(22,390)	30.14	274	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2024	1,768,305	$30.14	$25,187	8.5
Vested and exercisable as of December 31, 2024	425,265	$30.14	$6,058	8.5
Weighted average grant date fair value of per unit of stock option granted during the period	$—
Stock options were granted under the 2018 Omnibus Incentive Plan during the year ended December 31, 2023 which have a contractual period of ten years and vest ratably over four years.

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

As of December 31, 2024, unrecognized compensation cost of $13,326 is expected to be expensed over a weighted average period of 2.5 years.
The grant date fair value of stock options exercised and cash received from stock options exercised was as follows:

	Year ended December 31,
	2024	2023	2022
Grant date fair value	$269	$30	$—
Cash received	$675	$85	$—

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
December 31, 2024
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
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023*	217,230	$24.95
Granted	—	—
Vested*	(72,385)	24.95
Forfeited	—	—
Outstanding as of December 31, 2024*	144,845	$24.95
*As of December 31, 2024 and 2023 restricted stock units vested for which the underlying common stock is yet to be issued are 72,385 and nil, respectively.

As of December 31, 2024, unrecognized compensation cost of $445 is expected to be expensed over a weighted average period of 0.3 years.

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
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023*	3,731,512	$24.96
Granted	1,625,550	30.23
Vested*	(1,818,180)	22.26
Forfeited	(298,682)	28.22
Outstanding as of December 31, 2024*	3,240,200	$28.82

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
* As of December 31, 2024 and 2023, restricted stock units vested for which the underlying common stock is yet to be issued are 289,547 and 324,125, respectively.
The fair value of restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2024, unrecognized compensation cost of $63,066 is expected to be expensed over a weighted average period of 2.6 years.
The weighted average fair value of restricted stock units granted and the grant date fair value of restricted stock units vested (including SMP) was as follows:

	Year ended December 31,
	2024	2023	2022
Weighted average fair value of restricted stock units granted	$30.23	$33.99	$24.28
Grant date fair value of restricted stock units vested	$42,279	$33,058	$24,002
Performance-Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the year ended December 31, 2024, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)

The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2024	2023	2022
Dividend yield	—	—	—
Expected life (years)	2.9	2.9	2.9
Risk free interest rate for expected life	4.5%	4.3%	1.7%
Volatility for expected life	29.9%	32.9%	38.3%
PRSU activity under the Company’s stock plans is shown below:

	Revenue-Based PRSUs		Market Condition-Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2023	438,000	$29.16	656,450	$37.78
Granted	344,535	28.91	516,692	42.11
Adjustment upon final determination of level of performance goal achievement*	213,435	24.00	319,975	31.13
Vested**	(426,870)	24.00	(639,950)	31.13
Forfeited	(31,156)	29.73	(46,648)	40.10
Outstanding as of December 31, 2024	537,944	$31.02	806,519	$43.06
* Represents adjustment of shares vested in respect of PUs and MUs granted in 2022 upon achievement of the performance targets for such awards.
** Represents PUs and MUs vested for which the underlying common stock was issued subsequent to December 31, 2024.
As of December 31, 2024, unrecognized compensation cost of $33,943 is expected to be expensed over a weighted average period of 1.8 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)

Activity under the Company’s 2022 ESPP is shown below:

	Employee Stock Purchase Plan Unit’s
	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2023	3,831,325
Issuance of common stock related to the:
Third offering period	71,645	$1,948
Fourth offering period	86,936	$2,414
Shares available for issuance as of December 31, 2024	3,672,744
Issuance of common stock related to the fifth offering period made subsequent to December 31, 2024	64,939	$1,823

The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

	Fifth offering period of July 1, 2024 to December 31, 2024	Fourth offering period of January 1, 2024 to June 30, 2024	Third offering period of July 1, 2023 to December 31, 2023
Dividend yield	—	—	—
Expected life (years)	0.5	0.5	0.5
Risk free interest rate for expected life	5.3%	5.2%	5.4%
Volatility for expected life	25.5%	30.1%	25.5%
Discount for illiquidity	7.4%	7.5%	8.9%
24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which reported that it beneficially owns approximately 10% of the Company’s common stock as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company recognized revenues, net of $638 and $1,975, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $124 and $209 related to this service contract as of December 31, 2024 and 2023, respectively.
In February 2024, the Company entered into a service contract for providing analytics services to Corridor Platforms, Inc., which is an equity affiliate of the Company. During the year ended December 31, 2024, the Company recognized revenues, net of $424 related to this service contract. The Company had outstanding accounts receivable, net of $56 related to this service contract as of December 31, 2024.

25. Commitments and Contingencies
Capital Commitments
As of December 31, 2024 and 2023, the Company had committed to spend approximately $6,500 and $7,100, respectively, under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as “Capital work in progress” under “Property and equipment.”
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
in growth-stage technology companies. During the year ended December 31, 2024, the Company further invested $600 in the Partnership and is committed under the Partnership to make further investments up to an amount of $2,800.
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

The Company’s operations centers in the Philippines are registered as qualified Philippines Economic Zone Authority units, which provides the Company fiscal incentives on the import of capital goods and local purchase of services and materials. The Company is required to meet certain requirements to retain the incentives. The Company has complied and intends to continue compliance with the requirements to avail itself of the incentives.
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
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of December 31, 2024 and 2023 is $49,588 and $36,694, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,506 and $7,227, as of December 31, 2024 and 2023, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
India’s VAT regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,339 and $5,493, as of December 31, 2024 and 2023, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,339 and $4,570, as of December 31, 2024 and 2023, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $5,885 and $4,748 as of December 31, 2024 and 2023, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of December 31, 2024 and 2023, respectively.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2024
(In thousands, except per share amount and share count)
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

The restructuring costs include costs in relation to employee severance and other associated costs including legal fees and outplacement support costs. These costs have been recognized under cost of revenues (across all reporting segments), general & administrative and selling & marketing expenses in the consolidated statements of income.

The following table summarizes the activity related to the restructuring costs incurred and paid during the year ended December 31, 2024:

	Year ended December 31, 2024
	Employee-Related Costs	Other Associated Costs	Total
Opening balance	$—	$—	$—
Costs incurred during the period	4,397	365	4,762
Payments during the period	4,397	365	4,762
Closing balance	$—	$—	$—

27. Subsequent Event
In the first quarter of 2025, the Company began to implement operational and structural changes, resulting in the realignment of its reporting segments. The new reportable segments will be Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets. Beginning in the first quarter of 2025, the Company will reflect this change in segment presentation in its periodic and annual reports.