Form 10-Q
period 2025-03-31
ExlService Holdings, Inc.
filed 2025-04-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 001-33089
_________________________________________________________
EXLSERVICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware		82-0572194
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

320 Park Avenue,	29th Floor,
New York,	New York	10022
(Address of principal executive offices)		(Zip code)
(212) 277-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	EXLS	The Nasdaq Stock Market LLC
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

As of April 25, 2025, there were 162,694,355 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	7	$140,442	$153,355
Short-term investments	8	190,978	187,223
Restricted cash	7	9,826	9,972
Accounts receivable, net	4	339,856	304,322
Other current assets	11	150,203	140,317
Total current assets		831,305	795,189
Property and equipment, net	9	107,148	101,837
Operating lease right-of-use assets	21	71,150	68,784
Restricted cash	7	8,210	8,071
Deferred tax assets, net	22	109,953	104,747
Goodwill	10	420,494	420,387
Other intangible assets, net	10	46,092	49,331
Long-term investments	8	20,134	13,972
Other assets	12	61,925	56,085
Total assets		$1,676,411	$1,618,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$5,648	$5,884
Current portion of long-term borrowings	18	4,886	4,886
Deferred revenue		20,138	19,264
Accrued employee costs		63,575	129,994
Accrued expenses and other current liabilities	13	131,980	113,597
Current portion of operating lease liabilities	21	17,426	16,491
Total current liabilities		243,653	290,116
Long-term borrowings, less current portion	18	302,377	283,598
Operating lease liabilities, less current portion	21	61,408	59,851
Deferred tax liabilities, net	22	1,625	1,403
Other non-current liabilities	14	55,471	53,573
Total liabilities		664,534	688,541
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 207,758,497 shares issued and 162,683,343 shares outstanding as of March 31, 2025 and 206,510,587 shares issued and 161,801,212 shares outstanding as of December 31, 2024	19	207	206
Additional paid-in capital		609,592	588,583
Retained earnings		1,348,521	1,281,960
Accumulated other comprehensive loss	15	(142,787)	(154,722)
Total including shares held in treasury		1,815,533	1,716,027
Less: 45,075,154 shares as of March 31, 2025 and 44,709,375 shares as of December 31, 2024, held in treasury, at cost	19	(803,656)	(786,165)
Total stockholders’ equity		1,011,877	929,862
Total liabilities and stockholders’ equity		$1,676,411	$1,618,403
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended March 31,
	Notes	2025	2024
Revenues, net	3, 4	$501,019	$436,507
Cost of revenues (1)		307,705	273,424
Gross profit (1)		193,314	163,083
Operating expenses:
General and administrative expenses		59,417	53,243
Selling and marketing expenses		41,925	35,970
Depreciation and amortization expense	9, 10	13,557	12,346
Total operating expenses		114,899	101,559
Income from operations		78,415	61,524
Foreign exchange gain, net		1,192	359
Interest expense	18	(4,144)	(3,291)
Other income, net	6	4,703	3,952
Income before income tax expense and earnings from equity affiliates		80,166	62,544
Income tax expense	22	13,496	13,753
Income before earnings from equity affiliates		66,670	48,791
Loss from equity-method investment		(109)	(28)
Net income		$66,561	$48,763
Earnings per share:	5
Basic		$0.41	$0.30
Diluted		$0.40	$0.29
Weighted average number of shares used in computing earnings per share:	5
Basic		162,490,179	165,082,387
Diluted		164,557,333	166,726,853

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended March 31,
	Notes	2025	2024
Net income		$66,561	$48,763
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	9,469	(62)
Currency translation adjustments		3,927	(3,064)
Reclassification adjustments:
(Gain)/loss on cash flow hedges(1)	17	1,598	(443)
Retirement benefits(2)	20	(111)	(155)
Income tax effects relating to above(3)	22	(2,948)	328
Total other comprehensive income/(loss)		11,935	(3,396)
Total comprehensive income		$78,496	$45,367

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2025 and 2024
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of January 1, 2025		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,247,910	1	1,822	—	—	—	—	1,823
Stock-based compensation	23	—	—	19,187	—	—	—	—	19,187
Acquisition of treasury stock	19	—	—	—	—	—	(365,779)	(17,491)	(17,491)
Other comprehensive income	15	—	—	—	—	11,935	—	—	11,935
Net income		—	—	—	66,561	—	—	—	66,561
Balance as of March 31, 2025		207,758,497	$207	$609,592	$1,348,521	$(142,787)	(45,075,154)	$(803,656)	$1,011,877

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of January 1, 2024		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,324,950	1	1,947	—	—	—	—	1,948
Stock-based compensation	23	—	—	17,852	—	—	—	—	17,852
Acquisition of treasury stock	19	—	—	—	—	—	(4,177,220)	(125,805)	(125,805)
Accelerated share repurchase	19	—	—	(25,000)	—	—	—	—	(25,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(544)	(544)
Other comprehensive loss	15	—	—	—	—	(3,396)	—	—	(3,396)
Net income		—	—	—	48,763	—	—	—	48,763
Balance as of March 31, 2024		204,734,988	$204	$502,827	$1,132,426	$(130,436)	(42,309,378)	$(701,766)	$803,255

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$66,561	$48,763
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	13,542	12,337
Stock-based compensation expense	19,187	17,852
Reduction in the carrying amount of operating lease right-of-use assets	6,061	4,995
Fair value mark-to-market of investments	(84)	353
Unrealized foreign currency exchange (gain)/loss, net	(1,270)	(274)
Deferred income tax benefit	(7,932)	(8,680)
Others, net	1,442	(453)
Change in operating assets and liabilities:
Accounts receivable	(35,231)	(27,578)
Other current and non-current asset	(22,945)	(14,969)
Income taxes payable, net	11,664	11,443
Accounts payable, accrued expenses and other liabilities	22,901	8,371
Deferred revenue	753	5,829
Accrued employee costs	(65,566)	(64,246)
Operating lease liabilities	(5,840)	(4,616)
Payment of contingent consideration	—	(11,000)
Net cash (used for)/provided by operating activities	3,243	(21,873)

Cash flows from investing activities:
Purchases of property and equipment	(12,940)	(11,266)
Proceeds from sale of property and equipment	95	62
Purchases of investments	(90,185)	(64,932)
Proceeds from redemption of investments	81,362	80,825
Investment in equity affiliate	(600)	—
Net cash (used for)/provided by investing activities	(22,268)	4,689

Cash flows from financing activities:
Principal payments of finance lease liabilities	(116)	(60)
Proceeds from borrowings	50,000	180,000
Repayments of borrowings	(31,250)	(35,000)
Payment of contingent consideration	—	(4,000)
Acquisition of treasury stock	(17,994)	(152,227)
Proceeds from issuance of common stock	2,765	1,514
Net cash (used for)/provided by financing activities	3,405	(9,773)
Effect of exchange rate changes	2,700	(1,212)
Net decrease in cash, cash equivalents and restricted cash	(12,920)	(28,169)
Cash, cash equivalents and restricted cash at the beginning of the period	171,398	145,401
Cash, cash equivalents and restricted cash at the end of the period	$158,478	$117,232

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,790	$2,971
Income taxes	$9,595	$11,122
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$3,765	$3,381
Assets acquired under finance lease	$297	$287

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(In thousands, except per share amount and share count)

1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the State of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent client business models, drive better outcomes and unlock growth with speed. The Company harnesses the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare and life sciences, banking and capital markets, retail, communications and media, and energy and infrastructure, among others.
The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The unaudited consolidated financial statements reflect all adjustments (of a normal and recurring nature) that management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing consolidated financial statements. The Company’s investments in equity affiliates are recorded using equity method of accounting.

In the first quarter of 2025, the Company implemented operational and structural changes to accelerate the execution of its data and AI strategy. Under the new structure, the Company reports its financial performance based on new segments described in Note 3 - Segment Information to the unaudited consolidated financial statements. In conjunction with the new reporting structure, the Company has recast prior period amounts, wherever applicable, to conform to the way the Company internally manages and monitors segment performance. This change primarily impacted Note 3 - Segment Information and Note 10 - Goodwill and Other Intangible Assets to the unaudited consolidated financial statements. This change in segment presentation does not affect the Company’s unaudited consolidated statements of income, balance sheets or statements of cash flows.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
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
(c) Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“Accounting Standards Codification (“ASC”) Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its annual consolidated financial statements for the year ending on December 31, 2025.

In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (“ASC Topic 220”): Expense Disaggregation Disclosures. This ASU improves disclosures relating to the disaggregation of income statement expenses, requires additional disclosures about the nature of expenses in commonly presented financial statement captions on an annual and interim basis for all public business entities. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.
(d) Recently Adopted and Applicable Accounting Pronouncements
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
3. Segment Information
The Company is a provider of data and AI-led and digital operations services in an integrated manner for clients across industry verticals.
In the first quarter of 2025, the Company implemented operational and structural changes to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information and makes operating decisions. This new operating model comprises of Industry Market Units (“IMUs”) which focus on delivering higher value to clients by leveraging full suite of capabilities; and Strategic Growth Units which rapidly advance the capabilities specific to various industries and client needs.

Consequently, the Company realigned its reportable segments to the IMUs as follows:
•Insurance
•Healthcare and Life Sciences,
•Banking, Capital Markets and Diversified Industries,
•International Growth Markets

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
The primary changes in the new reportable segments reflect 1) the integration of the former Analytics reportable segment as a core capability within each of the IMUs, ensuring alignment with the specialized needs of clients across IMUs, 2) the reorganization of the former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of the new Healthcare and Life Sciences reportable segment, and 3) the formation of International Growth Markets as a separate business unit to represent all service and solutions offerings to clients in the United Kingdom, Europe, Middle East, Asia-Pacific and South Africa geographies across all industry verticals. The International Growth Markets business unit will help the Company to strategically expand its footprint in markets outside of North America and drive focus on offerings and expansion in those markets in new and existing clients.

In addition, revenues by service type are now presented as data and AI-led and digital operations services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), U.K. & Europe, and the Rest of World.

The Company has recast segment disclosures for the prior periods presented herein to conform to the new segment structure. This change in segment presentation does not affect the Company’s unaudited consolidated statements of income, balance sheet or statements of cash flows.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM generally reviews financial information such as revenues, cost of revenues and gross profit to allocate an overall budget and measure segment performance.
Revenues and cost of revenues for the three months ended March 31, 2025 and 2024, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$172,056	$125,592	$117,702	$85,669	$501,019
Cost of revenues (1)
Employee costs	90,549	58,924	64,294	44,820	258,587
Infrastructure and technology costs	13,246	6,738	6,169	8,161	34,314
Other costs (2)	5,372	4,850	3,286	1,296	14,804
Gross profit (1)	$62,889	$55,080	$43,953	$31,392	$193,314
Operating expenses					114,899
Foreign exchange gain, net, interest expense and other income, net					1,751
Income tax expense					13,496
Loss from equity-method investment					(109)
Net income					$66,561
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)

	Three months ended March 31, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$158,267	$100,656	$103,253	$74,331	$436,507
Cost of revenues (1)
Employee costs	81,404	45,761	58,695	39,723	225,583
Infrastructure and technology costs	11,921	5,442	4,953	6,841	29,157
Other costs (2)	11,396	3,832	2,343	1,113	18,684
Gross profit (1)	$53,546	$45,621	$37,262	$26,654	$163,083
Operating expenses					101,559
Foreign exchange gain, net, interest expense and other income, net					1,020
Income tax expense					13,753
Loss from equity-method investment					(28)
Net income					$48,763

(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.
Revenues, net by service type, were as follows:

	Three months ended March 31,
	2025	2024
Data and AI-led (1)	$267,929	$231,724
Digital operations (2)	233,090	204,783
Revenues, net	$501,019	$436,507
(1) Data and AI-led revenue comes from AI-powered solutions and services in which the Company embeds data and AI into client workflows. Leveraging the Company’s depth of domain knowledge, analytics, data management and digital engineering expertise, the Company’s industry-specific offerings are designed to help clients accelerate growth, improve customer experience, enhance efficiency, and deliver lasting competitive advantages. As clients evolve from digital operations to data and AI-powered operations and outcomes, these capabilities represent the next stage of enterprise transformation.

(2) Digital operations revenue comes from the Company’s industry-specific solutions and services that help clients run essential business functions with greater speed, accuracy, and efficiency. The Company applies deep industry expertise and tailored technology—whether its proprietary technology or client technology—to solve complex challenges and drive measurable outcomes. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.
All four reportable segments of the Company include revenues from both data and AI-led and digital operations services.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended March 31,
	2025	2024
Revenues, net
North America	$415,350	$362,176
U.K. & Europe	75,693	65,610
Rest of World	9,976	8,721
Revenues, net	$501,019	$436,507
Revenues, net by industry verticals, were as follows:

	Three months ended March 31,
	2025	2024
Insurance	$200,361	$183,059
Healthcare and Life Sciences	125,826	100,900
Banking, Capital Markets and Diversified Industries	174,832	152,548
Revenues, net	$501,019	$436,507
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	March 31, 2025	December 31, 2024
Long-lived assets
India	$66,263	$63,040
North America	52,981	52,510
The Philippines	30,023	25,881
South Africa	22,785	23,828
Rest of World	6,246	5,362
Long-lived assets	$178,298	$170,621

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2025	December 31, 2024
Accounts receivable, net	$339,856	$304,322
Contract assets	$44,509	$39,700
Contract liabilities:
Deferred revenue (consideration received in advance)	$15,342	$15,484
Consideration received for process transition activities	$26,570	$21,993
Accounts receivable includes $144,747 and $121,817 as of March 31, 2025 and December 31, 2024, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of March 31, 2025 and December 31, 2024, includes receivables of $38,130 and $33,472, respectively, from our payment integrity services. There are no performance risks associated with these contract assets.
There were no significant cumulative catch-up impact or impairment related to contract assets as of March 31, 2025 and December 31, 2024.
Revenue recognized during the three months ended March 31, 2025 and 2024, which was included in the contract liabilities balance at the beginning of the respective periods is as follows:

	Three months ended March 31,
	2025	2024
Deferred revenue (consideration received in advance)	$7,429	$7,061
Consideration received for process transition activities	$1,377	$632
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs			Contract Fulfillment Costs
	Three months ended		Year ended	Three months ended		Year ended
	March 31, 2025	March 31, 2024	December 31, 2024	March 31, 2025	March 31, 2024	December 31, 2024
Opening balance	$2,287	$2,122	$2,122	$36,022	$24,673	$24,673
Additions	81	7	1,240	3,329	3,326	15,118
Amortization	(242)	(228)	(1,075)	(1,271)	(712)	(3,769)
Closing balance	$2,126	$1,901	$2,287	$38,080	$27,287	$36,022
There was no significant impairment for contract acquisition and contract fulfillment costs as of March 31, 2025 and December 31, 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	March 31, 2025	December 31, 2024
Accounts receivable, including unbilled receivables	$344,590	$307,850
Less: Allowance for expected credit losses	(4,734)	(3,528)
Accounts receivable, net	$339,856	$304,322
The movement in “Allowance for expected credit losses” was as follows:

	Three months ended March 31,		Year ended
	2025	2024	December 31, 2024
Opening balance	$3,528	$3,703	$3,703
Additions/(reductions)	1,219	(269)	(39)
Reductions due to write-off of accounts receivable	(13)	(76)	(135)
Currency translation adjustments	—	—	(1)
Closing balance	$4,734	$3,358	$3,528
Customer and credit risk concentration
No single customer accounted for more than 10% of the Company's revenues, net during the three months ended March 31, 2025 and 2024. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of March 31, 2025 and December 31, 2024.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2025	2024
Numerators:
Net income	$66,561	$48,763
Denominators:
Basic weighted average common shares outstanding	162,490,179	165,082,387
Dilutive effect of stock-based awards	2,067,154	1,644,466
Diluted weighted average common shares outstanding	164,557,333	166,726,853
Earnings per share:
Basic	$0.41	$0.30
Diluted	$0.40	$0.29
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	318,740	3,181,304

On March 15, 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together with the Master Accelerated Share Repurchase Confirmation, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). Refer to Note 19 - Capital Structure to the unaudited consolidated

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
financial statements for further details. During the three months ended March 31, 2024, the Company recorded the initial delivery of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

6. Other Income, net

Other income, net consists of the following:

	Three months ended March 31,
	2025	2024
Gain on sale and fair value mark-to-market on investments	$1,948	$1,016
Interest and dividend income	2,625	2,284
Fair value changes of contingent consideration (1)	—	589
Others, net	130	63
Other income, net	$4,703	$3,952
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

7. Cash, Cash Equivalents and Restricted Cash
For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Cash and cash equivalents	$140,442	$108,565	$153,355
Restricted cash (current) (1)	9,826	4,291	9,972
Restricted cash (non-current) (2)	8,210	4,376	8,071
Cash, cash equivalents and restricted cash	$158,478	$117,232	$171,398
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
8. Investments
Investments consist of the following:

	As of
	March 31, 2025	December 31, 2024
Short-term investments
Mutual funds	$100,588	$108,251
Term deposits	90,390	78,972
Total Short-term investments	$190,978	$187,223

Long-term investments
Term deposits	$14,966	$9,295
Investment in equity affiliate	5,168	4,677
Total Long-term investments	$20,134	$13,972

Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	March 31, 2025	December 31, 2024
Property, plant and equipment, gross	$372,237	$356,060
Less: Accumulated depreciation and amortization	(265,089)	(254,223)
Property, plant and equipment, net	$107,148	$101,837
During the three months ended March 31, 2025, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2025	2024
Depreciation and amortization expense	$10,311	$9,266
Internally developed software costs, included in property and equipment was as follows:

	As of
	March 31, 2025	December 31, 2024
Cost	$60,648	$60,447
Less : Accumulated amortization	(40,983)	(38,243)
Internally developed software, net	$19,665	$22,204

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2025	2024
Amortization expense	$2,740	$2,520
During the three months ended March 31, 2025 and 2024, there were no indicators of impairment related to capitalized software.
10. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of 2025, the Company implemented operational and structural changes which resulted in the realignment of its reporting segments. Refer to Note 3- Segment Information for further details. Goodwill has been re-allocated to reporting units based on the relative fair value approach.
The Company tested goodwill for impairment prior to the segment realignment and immediately thereafter, for events and conditions identified in accordance with the guidance in ASC Topic 350, Intangibles- Goodwill and Other. The fair value of the reporting units was calculated using a discounted cash flow model using estimated future cash flows. The results of the evaluation demonstrated that the fair value of each reporting unit exceeded its book value as of the date of the segment realignment.

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of January 1, 2025	$77,099	$189,621	$100,639	$53,028	$420,387
Currency translation adjustments	75	1	17	14	107
Balance as of March 31, 2025	$77,174	$189,622	$100,656	$53,042	$420,494
During the three months ended March 31, 2025 and 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of March 31, 2025 and 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(63,833)	$44,717	$108,550	$(60,667)	$47,883
Developed technology	3,576	(3,388)	188	3,529	(3,311)	218
Trade names and trademarks	1,700	(1,466)	234	1,700	(1,442)	258
Non-compete agreements	300	(247)	53	300	(228)	72
	114,126	(68,934)	45,192	114,079	(65,648)	48,431
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Total intangible assets	$115,026	$(68,934)	$46,092	$114,979	$(65,648)	$49,331
The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2025	2024
Amortization expense	$3,246	$3,080

During the three months ended March 31, 2025 and 2024, there were no indicators of impairment related to intangible assets.

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2025 was as follows:
2025 (April 1 - December 31)	$9,884
2026	12,785
2027	11,844
2028	9,227
2029	1,452
Total	$45,192

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2025	December 31, 2024
Contract assets	$40,840	$36,072
Advance income tax, net	37,659	49,377
Prepaid expenses	32,472	21,061
Receivables from statutory authorities	20,611	19,407
Deferred contract fulfillment costs	4,923	4,281
Derivative instruments	4,746	1,973
Others	8,952	8,146
Other current assets	$150,203	$140,317
12. Other Assets
Other assets consist of the following:

	As of
	March 31, 2025	December 31, 2024
Deferred contract fulfillment costs	$33,157	$31,741
Deposits with statutory authorities	7,881	7,312
Lease deposits	6,945	6,495
Contract assets	3,669	3,628
Prepaid expenses	3,327	2,775
Derivative instruments	1,603	852
Others	5,343	3,282
Other assets	$61,925	$56,085

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
Accrued expenses	$65,232	$63,548
Payable to statutory authorities	40,928	22,935
Client liabilities	11,867	9,711
Accrued capital expenditures	3,764	2,059
Derivative instruments	3,385	7,454
Contingent consideration	1,280	1,280
Income taxes payable	271	284
Others	5,253	6,326
Accrued expenses and other current liabilities	$131,980	$113,597

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
Retirement benefits	$26,431	$24,795
Deferred transition revenue	21,827	18,213
Unrecognized tax benefits	2,123	1,966
Contingent consideration	1,420	1,420
Derivative instruments	723	4,363
Others	2,947	2,816
Other non-current liabilities	$55,471	$53,573
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. The following table sets forth the changes in AOCI during the three months ended March 31, 2025 and 2024:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2025	$(146,998)	$(7,548)	$(176)	$(154,722)
Gain recognized during the period	3,927	9,469	—	13,396
Reclassification to net income (1)	—	1,598	(111)	1,487
Income tax effects (2)	(673)	(2,262)	(13)	(2,948)
Accumulated other comprehensive income/(loss) as of March 31, 2025	$(143,744)	$1,257	$(300)	$(142,787)

Balance as of January 1, 2024	$(132,643)	$4,198	$1,405	$(127,040)
Losses recognized during the period	(3,064)	(62)	—	(3,126)
Reclassification to net income (1)	—	(443)	(155)	(598)
Income tax effects (2)	519	(190)	(1)	328
Accumulated other comprehensive income/(loss) as of March 31, 2024	$(135,188)	$3,503	$1,249	$(130,436)
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
March 31, 2025
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$48,438	$—	$—	$48,438
Mutual funds (2)	100,588	—	—	100,588
Derivative financial instruments	—	6,349	—	6,349
Total	$149,026	$6,349	$—	$155,375
Liabilities
Derivative financial instruments	$—	$4,108	$—	$4,108
Contingent consideration (3)	—	—	2,700	$2,700
Total	$—	$4,108	$2,700	$6,808

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$54,925	$—	$—	$54,925
Mutual funds (2)	108,251	—	—	108,251
Derivative financial instruments	—	2,825	—	2,825
Total	$163,176	$2,825	$—	$166,001
Liabilities
Derivative financial instruments	$—	$11,817	$—	$11,817
Contingent consideration (3)	—	—	2,700	2,700
Total	$—	$11,817	$2,700	$14,517

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended March 31,
	2025	2024
Opening balance	$2,700	$15,589
Fair value changes	—	(589)
Payments	—	(15,000)
Closing balance	$2,700	$—

During the three months ended March 31, 2025 and 2024, there were no transfers among Level 1, Level 2 and Level 3.
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
March 31, 2025
(In thousands, except per share amount and share count)
17. Derivatives and Hedge Accounting
The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted revenues and other transactions denominated in certain foreign currencies. These contracts qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and are with counterparties that are highly rated financial institutions.

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	March 31, 2025	December 31, 2024
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	903,000	984,300
Buy U.S. dollar (USD)	31,500	—
The Company estimates that approximately $983 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of March 31, 2025, could be reclassified into earnings within the next twelve months. As of March 31, 2025, the maximum outstanding term of the cash flow hedges was approximately 42 months.
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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	March 31, 2025	December 31, 2024
Sell USD	215,904	179,491
Sell GBP	28,253	20,956
Sell EUR	9,549	9,008
Sell AUD	4,818	4,770
Sell ZAR	8,945	10,006
Buy USD	953	588
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets:
Other current assets	$4,316	$1,711	$430	$262
Other assets	$1,603	$852	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$3,333	$7,404	$52	$50
Other non-current liabilities	$723	$4,363	$—	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended March 31,
Derivative financial instruments:	2025	2024
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$9,469	$(62)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$480	$40
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended March 31,
	2025		2024
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Cost of revenues	$307,705	(1,413)	$273,424	150
General and administrative expenses	$59,417	(154)	$53,243	39
Selling and marketing expenses	$41,925	(16)	$35,970	4
Depreciation and amortization expense	$13,557	(15)	$12,346	8
Interest expense	$4,144	—	$3,291	242
Total before tax		(1,598)		443
Income tax effects on above		382		(102)
Net of tax		$(1,216)		$341

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,192	$480	$359	$40

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
18. Borrowings
The following tables summarizes the Company’s debt position under its credit agreement with Citibank, N.A.:

	As of
	March 31, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(114)	(114)	—	(114)	(114)
Total current portion of long-term borrowings	—	4,886	4,886	—	4,886	4,886

Long-term borrowings	210,000	92,500	302,500	190,000	93,750	283,750
Unamortized debt issuance costs	—	(123)	(123)	—	(152)	(152)
Total long-term borrowings	210,000	92,377	302,377	190,000	93,598	283,598
Total borrowings	$210,000	$97,263	$307,263	$190,000	$98,484	$288,484
Unamortized debt issuance costs for the Company’s revolving credit facility of $798 and $895 as of March 31, 2025 and December 31, 2024, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. This agreement was amended and restated in April 2022, followed by the First Amendment to Amended and Restated Credit Agreement in August 2024 (the “2024 Credit Agreement”). Among other things, the 2024 Credit Agreement increases revolving credit commitments to $500,000 and provides a new term loan facility of $100,000 with an annual repayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027.

Under the 2024 Credit Agreement, obligations bear interest at a rate equal to specified prime rate (alternate base rate) or the adjusted secured overnight financing rate (SOFR) specified therein, plus, in each case, an applicable margin, and are guaranteed by the Company’s wholly-owned material domestic subsidiaries and secured by all or substantially all of the Company’s and its material domestic subsidiaries’ assets. The revolving credit commitments are subject to a commitment fee. The 2024 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the revolving credit facility can be used for working capital and general corporate purposes, including permitted acquisitions.
The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended March 31,
	2025	2024
Revolving credit facility	5.8%	6.7%
Term loan facility	5.7%	—%
As of March 31, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of March 31, 2025 was as follows:

	Revolving credit facility	Term loan facility
2025 (April 1 - December 31)	$—	$3,750
2026	—	5,000
2027	210,000	88,750
Total	$210,000	$97,500
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of March 31, 2025 and December 31, 2024, the Company had outstanding letters of credit of $741 and $761, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
Share Repurchases
The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2025	190,716	$9,432	$49.46
Three months ended March 31, 2024	200,402	$6,375	$31.81
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

On March 15, 2024, the Company entered into the 2024 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,350,084 shares of its common stock at an initial price of $29.85 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2024 ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement was classified as an equity instrument under ASC Topic 815-40, Contracts in Entity's Own Equity and deemed to have a fair value of zero at the effective date. The prepayment of $25,000 was initially recorded in additional paid-in capital, which reflected the pending settlement of the 2024 ASR Agreement.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
On July 19, 2024, upon final settlement of the 2024 ASR Agreement, the Company received 820,433 additional shares of its common stock based on a daily volume-weighted average price of $29.97 per share which were recorded as treasury stock at a fair market value of $33.96 per share, and $2,862 was recorded in additional paid-in capital.

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

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its two repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended March 31, 2025	175,063	$8,058	$46.03
Three months ended March 31, 2024	3,976,818	$119,430	$30.03
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $nil and $544 on repurchase of common stock as a part of cost of such repurchases for the three months ended March 31, 2025 and 2024, respectively.
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest, which is declared periodically. The Company expects to earn    a return of approximately 7.0% per annum on the India Plan for the year ending on December 31, 2025.

Change in Plan Assets
Plan assets as of January 1, 2025	$19,963
Actual return	369
Employer contribution	—
Benefits paid	(321)
Currency translation adjustments	34
Plan assets as of March 31, 2025	$20,045

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended March 31,
	2025	2024
Service cost	$1,383	$1,108
Interest cost	509	388
Expected return on plan assets	(345)	(312)
Amortization of actuarial (gain)/loss, gross of tax	(111)	(155)
Net gratuity cost	$1,436	$1,029

Amortization of actuarial (gain)/loss, gross of tax	$(111)	$(155)
Income tax effects on above	(13)	(1)
Amortization of actuarial (gain)/loss, net of tax	$(124)	$(156)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.
The Company’s contributions to various defined contribution plans were as follows:

	Three months ended March 31,
	2025	2024
Contribution to the 401(k) Plans	$2,795	$2,443
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$7,785	$6,749
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
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended March 31,
	2025	2024
Finance lease:
Depreciation on underlying ROU assets	$132	$67
Interest on lease liabilities	69	36
	201	103
Operating lease (1)	6,179	5,350
Variable lease costs	1,073	984
Sublease income	(110)	—
Total lease cost	$7,343	$6,437
(1) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2025	2024
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$5,840	$4,616
Operating cash outflows for finance leases	$69	$36
Financing cash outflows for finance leases	$116	$60
ROU assets obtained in exchange for new operating lease liabilities	$6,187	$6,309
ROU assets obtained in exchange for new finance lease liabilities	$297	$287
Weighted average remaining lease term (in years)
Finance lease	2.6 years	3.3 years
Operating lease	4.8 years	5.3 years
Weighted average discount rate
Finance lease	15.2%	14.9%
Operating lease	8.0%	7.8%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in a decrease in lease liabilities by $234 during the three months ended March 31, 2025 and an increase in lease liabilities by $3,228 during the three months ended March 31, 2024, with a corresponding adjustment to ROU assets.
As of March 31, 2025 and December 31, 2024, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases
2025 (April 1 - December 31)	$17,304	$763
2026	21,993	721
2027	19,760	589
2028	16,593	348
2029	8,392	143
2030 and thereafter	12,253	—
Total lease payments	96,295	2,564
Less: Imputed interest	17,461	601
Present value of lease liabilities	$78,834	$1,963

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
22. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The effective tax rate decreased from 22.0% during the three months ended March 31, 2024 to 16.9% during the three months ended March 31, 2025. The Company recorded income tax expense of $13,496 and $13,753 for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense for the three months ended March 31, 2025 was primarily a result of higher excess tax benefits related to stock-based compensation, partially offset by higher profit and increase in non-deductible compensation expenses, compared to the three months ended March 31, 2024.
Deferred income taxes recognized in OCI were as follows:

	Three months ended March 31,
	2025	2024
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(2,644)	$(292)
Reclassification adjustment for cash flow hedges	382	102
Reclassification adjustment for retirement benefits	(13)	(1)
Currency translation adjustments	(673)	519
Total	$(2,948)	$328
23. Stock-Based Compensation
Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2025	2024
Cost of revenues	$3,487	$3,949
General and administrative expenses	7,186	6,887
Selling and marketing expenses	8,514	7,016
Total	$19,187	$17,852

Income tax benefit related to stock-based compensation (1)	$9,105	$5,358

(1) Includes $14,526 and $7,523 during the three months ended March 31, 2025 and 2024, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of March 31, 2025 and December 31, 2024, the Company had 549,764 and 1,813,592 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,768,305	$30.14	$25,187	8.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2025	1,768,305	$30.14	$30,191	8.2
Vested and exercisable at March 31, 2025	425,265	$30.14	$7,261	8.2
Weighted average grant date fair value of per unit of stock option granted during the period	$—
As of March 31, 2025, unrecognized compensation cost of $11,998 is expected to be expensed over a weighted average period of 2.3 years.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding at December 31, 2024*	144,845	$24.95
Granted	—	—
Vested*	(144,845)	24.95
Forfeited	—	—
Outstanding as of March 31, 2025*	—	$—
* As of March 31, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 217,230 and 72,385, respectively.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024*	3,240,200	$28.82
Granted	701,126	51.01
Vested*	(1,184,944)	25.91
Forfeited	(12,559)	30.56
Outstanding as of March 31, 2025*	2,743,823	$35.74

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
* As of March 31, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 291,520 and 289,547, respectively.
As of March 31, 2025, unrecognized compensation cost of $89,438 is expected to be expensed over a weighted average period of 3.0 years.
Performance-Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the three months ended March 31, 2025, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company's meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024	537,944	$31.02	806,519	$43.06
Granted	94,970	51.02	142,350	81.48
Vested	—	—	—	—
Forfeited	(1,904)	29.73	(2,849)	40.10
Outstanding as of March 31, 2025	631,010	$34.03	946,020	$48.85
As of March 31, 2025, unrecognized compensation cost of $41,380 is expected to be expensed over a weighted average period of 2.1 years.
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

The sixth offering period under the 2022 ESPP commenced on January 1, 2025 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2024	3,672,744
Issuance of common stock made during the fifth offering period	64,939	$1,823
Shares available for issuance as of March 31, 2025	3,607,805
Contributions received for the sixth offering period up to March 31, 2025		$2,935

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing data and AI-led services to The Vanguard Group Inc., which reported that it beneficially owns approximately 10% of the Company’s common stock as of December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company recognized revenues, net of $nil and $166, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $nil and $124, related to this service contract as of March 31, 2025 and December 31, 2024, respectively.

In February 2024, the Company entered into a service contract for providing data and AI-led services to Corridor Platforms, Inc., which is an equity affiliate of the Company. During the three months ended March 31, 2025 and 2024, the Company recognized revenues, net of $42 and $151, respectively, related to this service contract. The Company had outstanding accounts receivable, net of $14 and $56, related to this service contract as of March 31, 2025 and December 31, 2024, respectively.

25. Commitments and Contingencies
Capital Commitments
As of March 31, 2025, the Company had committed to spend approximately $10,300 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment.”
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of March 31, 2025, the Company has invested $1,800 in the Partnership and is committed to make further investments up to an amount of $2,200.
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
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of March 31, 2025 and December 31, 2024 is $50,535 and $49,588, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $8,045 and $7,506, as of March 31, 2025 and December 31, 2024, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2025
(In thousands, except per share amount and share count)
Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,348 and $5,339, as of March 31, 2025 and December 31, 2024, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,348 and $5,339, as of March 31, 2025 and December 31, 2024, respectively.

The Indian GST authorities rejected the Company’s refund claims in the amounts of $5,746 and $5,885 as of March 31, 2025 and December 31, 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of March 31, 2025 and December 31, 2024, respectively.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Some of the statements in the following discussion are forward looking statements.
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
•use of AI technology presents competitive, operational, reputational and legal risks, and our use of AI technology may not be successful ;
•impact on client demand by the selling cycle and terms of our client contracts;
•our ability to successfully transition to and implement new organization structure;
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
•challenges by applicable tax authorities to transfer pricing determinations or the introduction of new or unfavorable tax legislation, tariffs, including legal restrictions on repatriation of funds held abroad;
•exposure to currency exchange rate fluctuations in the various currencies in which we do business including rising inflation, high interest rates and economic recessionary trends on currency exchange rates;
•restrictions on immigration and work permits;
•regulatory, legislative and judicial developments, including our ability to adhere to regulations or accreditation or licensing standards that govern our business;
•our ability to service debt or obtain additional financing on competitive terms, or exposure to interest rate fluctuations that are not fully hedged through interest rate swaps;
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•effects of political and economic conditions globally including newly imposed U.S tariffs and any additional responsive non-U.S tariffs, particularly in the geographies where we operate;
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to execute our sustainability-related initiatives.
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
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
Executive Overview
We are a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent client business models, drive better outcomes and unlock growth with speed. We harness the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare, life sciences, banking and financial services, media and retail, communications and media, and energy and infrastructure, among others.
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
In the first quarter of 2025, we implemented operational and structural changes to align with how our management reviews financial information and makes operating decisions. The new operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging our full suite of capabilities; and Strategic Growth Units to focus on rapidly advancing our operational, analytics, data engineering, and AI capabilities specific to our chosen industries. Our IMUs will focus on managing customer relationships and delivering the “One EXL” value proposition to clients, maintain a unified go-to-market approach and be integrally responsible for growth, profitability and client satisfaction.
Accordingly, our new reportable segments, aligned to our IMUs, are as follows:
•Insurance,
•Healthcare and Life Sciences,
•Banking, Capital Markets and Diversified Industries,

•International Growth Markets

The primary changes in our new reportable segments reflect 1) the integration of our former Analytics reportable segment as a core capability within each of our IMUs, ensuring alignment with the specialized needs of our clients across IMUs, 2) the reorganization of our former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of the new Healthcare and Life Sciences reportable segment, and 3) the formation of International Growth Markets as a separate business unit to represent all our service and solutions offerings to clients in the United Kingdom, Europe, Middle East, Asia-Pacific and South Africa geographies across all industry verticals. The International Growth Markets business unit will help strategically expand our footprint in markets outside of North America and drive focus on offerings and expansion in those markets in new and existing clients.

In addition, our revenues by service type are now presented as data and AI-led and digital operations services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), U.K. & Europe, and Rest of World.

We have recast our segment disclosures for all prior periods presented to conform to the way we internally manage and monitor segment level performance of our business.
Revenues
For the three months ended March 31, 2025, we generated revenues of $501.0 million compared to revenues of $436.5 million for the three months ended March 31, 2024, an increase of $64.5 million, or 14.8%.
We serve clients mainly in North America and U.K. & Europe, with these two regions generating 82.9% and 15.1%, respectively, of our total revenues for the three months ended March 31, 2025 and 83.0% and 15.0%, respectively, of our total revenues for the three months ended March 31, 2024.
For the three months ended March 31, 2025 and 2024, our total revenues from our top ten clients accounted for 33.7% and 33.3% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Our Business

We provide data and AI-led and digital operations services to our clients. We market and sell our solutions and services to existing and prospective clients through our sales and client management teams, which are aligned by our IMUs. Our sales and client management teams operate primarily from the United States, India, the United Kingdom, Ireland and Australia.

Data and AI-led: Our data and AI-led revenue comes from AI-powered solutions and services in which we embed data and AI into client workflows. Leveraging our depth of domain knowledge, analytics, data management and digital engineering expertise, our industry-specific offerings are designed to help clients accelerate growth, improve customer experience, enhance efficiency, and deliver lasting competitive advantages. As clients evolve from digital operations to data and AI-powered operations and outcomes, these capabilities represent the next stage of enterprise transformation.

Digital operations: Our digital operations revenue comes from our industry-specific solutions and services that help clients run essential business functions with greater speed, accuracy, and efficiency. We apply deep industry expertise and tailored technology—whether our proprietary technology or client technology—to solve complex challenges and drive measurable outcomes. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.

Our industry market units, which provide data and AI-led and digital operations services, are described below:

Insurance: We combine our cloud-first digital insurance software solutions and industry expertise with generative AI, machine learning, advanced analytics, and platforms, to enable insurance businesses to transform operations and embed artificial intelligence into workflows. Our data and AI-powered operations and services span across the insurance value chain. We provide services to insurers in the areas of property and casualty, life, disability, annuity, and retirement services. Additionally, we serve insurance brokers, reinsurers, and insurtech companies.

Our offerings include digital marketing, new business acquisition, actuarial, underwriting support, claims processing, premium and benefit administration, policy servicing, premium audit, surveys, billing and collection, commercial and residential surveys, finance and accounting and customer service.. This includes our Insurance Large Language Model

(“LLM”), a specialized generative AI platform for claims, underwriting and subrogation, developed leveraging our deep experience and proprietary data in the insurance space.

Healthcare and Life Sciences: We work with clients across the healthcare ecosystem to meet their current and dynamic business challenges. We deliver integrated solutions and services at the intersection of domain, data, and AI to enable AI transformation for healthcare payers and providers, pharmacy benefit managers (“PBMs”), and life sciences organizations. Through the provision of a range of data and AI-powered operations and solutions, we focus on streamlining healthcare administration processes to enhance operational efficiency, aimed at reducing costs for both providers and consumers and improving consumer experience. We leverage innovative technologies to provide offerings intended to simplify complex workflows, minimize bureaucratic hurdles, and improve overall effectiveness.

For healthcare payers, we offer pre and post-pay auditing services, payment analytics, payment integrity, a care management platform and services and patient navigation. For healthcare providers, we offer revenue cycle management, digital transformation, data and analytics and call center modernization. For PBMs, we provide digital transformation, data and analytics and call center modernization. Within the life sciences space, we provide finance and accounting operations and data analytics. Across our segments, we leverage AI, analytics, and cloud-based solutions to enhance value-based care, optimize claims, and ensure regulatory compliance.

Banking, Capital Markets, and Diversified Industries: Our Banking and Capital Markets and Diversified Industries group delivers comprehensive solutions across retail and commercial banking, credit card services, payment services, fintech, banking infrastructure services, capital markets, mortgage services, utilities, retail and consumer packaged goods, media, communications and entertainment, travel and leisure, transportation and logistics, and other business services industries.

By integrating domain expertise with AI-driven data management, we empower financial institutions to innovate, enhance operational agility, and navigate evolving market demands. Our tailored services span retail banking operations such as digital lending solutions that enhance underwriting and compliance, sales and demand generation, omni-channel marketing, digital onboarding, know your customer (“KYC”)/anti-money laundering (“AML”) compliance, and collections; credit card services including customer acquisition, fraud management, and payment processing; and payment services structured for secure, multi-currency transaction processing. Additionally, we support fintechs with AI-driven hyper-personalization and analytics, while our capital markets solutions cover investment banking, asset management, custodian banking, and fund administration. Mortgage services include loan origination, account servicing, default management, and title settlement services. Our industry-leading AI and automation-driven service offerings drive efficiency and innovation across financial services.

Our enterprise services and solutions include domain-specific operations, finance and accounting, customer experience management, back-office operations, and revenue enhancement, such as pricing and billing, enabling our clients to deliver superior economic performance. For example, in the retail and consumer packaged goods sectors, we provide supply chain management services and AI-led advanced analytical services including merchandising, pricing, and demand forecasting and for our clients in the utilities sector, we offer AI-enabled operations and solutions related to end-to-end customer life cycle management, including onboarding and terminations, engineering field services, customer service, billing, and debt management and collections.

International Growth Markets: Our International Growth Markets (“IGM”) unit is focused on extending our global reach in growth markets outside North America. This provides us with opportunities to leverage our investments, experience, and expertise from the North America market to expand our global client base, drive further growth, and bring us closer to our customers across the world. IGM consists of dedicated teams servicing clients in the banking and capital markets, insurance, life sciences, energy and infrastructure, retail, consumer goods, and travel industries in growth markets. This unit is instrumental in localizing our global capabilities in these industry segments to align with the local regulatory, cultural, linguistic and economic needs. Across all regions in which we operate, we combine deep domain experience with our data and AI expertise to help clients innovate, enhance operational agility, adapt to changing market demands, and drive better business outcomes.

Pricing: We charge for our services using various pricing models like time-and-material pricing, full-time-equivalent pricing, transaction-based pricing, outcome-based pricing, subscription-based pricing and other alternative or emerging pricing models, such as consumption-based for AI. Outcome-based pricing arrangements is an example of a non-linear pricing model where our revenues from platforms and solutions and the services we provide are compensated based on our clients’ usage or savings rather than the efforts we deploy to provide these services. We continue to observe a shift in the industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a full-time-equivalent pricing model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain or improve our gross margins.
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
Critical Accounting Policies and Estimates
In the first quarter of 2025, we implemented operational and structural changes which resulted in the realignment of our reporting segments. Refer to Note 3- Segment Information and Note 10- Goodwill and Other Intangible Assets to our unaudited consolidated financial statements for further details.
Goodwill has been re-allocated to reporting units based on the relative fair value approach. We tested goodwill for impairment prior to the segment realignment and immediately thereafter, for events and conditions identified in accordance with the guidance in ASC Topic 350, Intangibles- Goodwill and Other. The fair value of our reporting units was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation demonstrated that the fair value of each reporting unit exceeded its book value as of the date of the segment realignment.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
The following table summarizes our results of operations:

					(dollars in millions)
	Three months ended March 31, 2025		Three months ended March 31, 2024
		Percentage of Revenues, net		Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$501.0	100.0%	$436.5	100.0%	$64.5	14.8%
Cost of revenues(1)	307.7	61.4%	273.4	62.6%	34.3	12.5%
Gross profit(1)	193.3	38.6%	163.1	37.4%	30.2	18.5%
Operating expenses:
General and administrative expenses	59.4	11.9%	53.2	12.2%	6.2	11.6%
Selling and marketing expenses	41.9	8.4%	36.0	8.2%	5.9	16.6%
Depreciation and amortization expense	13.6	2.7%	12.4	2.8%	1.2	9.8%
Total operating expenses	114.9	22.9%	101.6	23.3%	13.3	13.1%
Income from operations	78.4	15.6%	61.5	14.1%	16.9	27.5%
Foreign exchange gain, net	1.2	0.2%	0.4	0.1%	0.8	232.0%
Interest expense	(4.1)	(0.8)%	(3.3)	(0.8)%	(0.8)	25.9%
Other income, net	4.7	0.9%	4.0	0.9%	0.7	19.0%
Income before income tax expense and earnings from equity affiliates	80.2	16.0%	62.6	14.3%	17.6	28.2%
Income tax expense	13.5	2.7%	13.8	3.2%	(0.3)	(1.9)%
Income before earnings from equity affiliates	66.7	13.3%	48.8	11.2%	17.9	36.6%
Loss from equity-method investment	(0.1)	—%	—	—%	(0.1)	289.3%
Net income	$66.6	13.3%	$48.8	11.2%	$17.8	36.5%
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues.
The following table summarizes our revenues by reportable segments:

	Three months ended March 31,			Percentage change	Percentage of Total Revenues for the three months ended
	2025	2024	Dollar Change		2025	2024
	(dollars in millions)
Insurance	$172.0	$158.3	$13.7	8.7%	34.3%	36.3%
Healthcare and Life Sciences	125.6	100.7	24.9	24.8%	25.1%	23.0%
Banking, Capital Markets and Diversified Industries	117.7	103.2	14.5	14.0%	23.5%	23.7%
International Growth Markets	85.7	74.3	11.4	15.3%	17.1%	17.0%
Total revenues, net	$501.0	$436.5	$64.5	14.8%	100.0%	100.0%

Revenues for the three months ended March 31, 2025 were up by $64.5 million, or 14.8%, compared to the three months ended March 31, 2024, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.
Revenue growth in Insurance of $13.7 million was primarily driven by expansion of business from our new and existing clients, partially offset by lower volumes in our direct marketing business during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Revenue growth in Healthcare and Life Sciences of $24.9 million was primarily driven by the expansion of business from our new and existing clients and incremental revenue from our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Revenue growth in Banking, Capital Markets and Diversified Industries of $14.5 million was primarily driven by expansion of business from our new and existing clients of $14.7 million and incremental revenue from our August 2024 acquisition of ITI Data. This was partially offset by decrease in revenues of $0.2 million that was mainly attributable to depreciation of the Indian Rupee against the U.S. dollar during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Revenue growth in International Growth Markets of $11.4 million was primarily driven by expansion of business from our new and existing clients of $12.6 million and incremental revenue from our August 2024 acquisition of ITI Data. This was partially offset by decrease in revenues of $1.2 million that was mainly attributable to depreciation of the Indian Rupee and Australian dollar against the U.S. dollar, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,		Dollar Change	Percentage change	Three months ended March 31,		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$109.2	$104.7	$4.5	4.2%	36.6%	33.8%	2.8%
Healthcare and Life Sciences	70.5	55.0	15.5	28.1%	43.9%	45.3%	(1.4)%
Banking, Capital Markets and Diversified Industries	73.7	66.0	7.7	11.8%	37.3%	36.1%	1.2%
International Growth Markets	54.3	47.7	6.6	13.8%	36.6%	35.9%	0.7%
Total	$307.7	$273.4	$34.3	12.5%	38.6%	37.4%	1.2%
Cost of revenues for the three months ended March 31, 2025 increased by $34.3 million, or 12.5% compared to the three months ended March 31, 2024. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended March 31, 2025 was 38.6% compared to 37.4% for the three months ended March 31, 2024, an increase of 120 basis points (“bps”)

primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
The increase in cost of revenues in Insurance of $4.5 million for the three months ended March 31, 2025 was primarily due to increases in employee-related costs of $10.8 million on account of higher headcount and wage inflation, higher technology costs of $0.9 million on account of increased subscription to cloud-based software licenses, partially offset by lower mail and data expenses in our direct marketing business of $4.4 million, other operating costs of $1.4 million and foreign exchange gain, net of hedging of $1.4 million. Gross margin in Insurance increased by 280 bps, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in cost of revenues in Healthcare and Life Sciences of $15.5 million for the three months ended March 31, 2025 was primarily due to increases in employee-related costs of $14.3 million on account of higher headcount and wage inflation, including incremental cost related to acquisition of ITI Data, higher technology costs of $1.1 million on account of increased subscription to cloud-based software licenses, and higher other operating costs of $1.0 million, partially offset by foreign exchange gain, net of hedging of $0.9 million. Gross margin in Healthcare and Life Sciences decreased by 140 bps primarily due to lower volumes in certain existing clients during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries of $7.7 million for the three months ended March 31, 2025 was primarily due to increases in employee-related costs of $7.2 million on account of higher headcount and wage inflation, including incremental cost related to acquisition of ITI Data, higher technology costs of $0.5 million on account of increased subscription to cloud-based software licenses, and higher other operating costs $1.1 million, partially offset by foreign exchange gain, net of hedging of $1.1 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 120 bps, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in cost of revenues in International Growth Markets of $6.6 million for the three months ended March 31, 2025 was primarily due to increases in employee-related costs of $6.4 million on account of higher headcount and wage inflation, including incremental cost related to acquisition of ITI Data and higher technology costs of $1.1 million on account of increased subscription to cloud-based software licenses, partially offset by foreign exchange gain, net of hedging of $0.9 million. Gross margin in International Growth Markets increased by 70 bps during the three months ended March 31, 2025, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage change
	2025	2024	Dollar Change
	(dollars in millions)
General and administrative expenses	$59.4	$53.2	$6.2	11.6%
Selling and marketing expenses	41.9	36.0	5.9	16.6%
Selling, general and administrative expenses	$101.3	$89.2	$12.1	13.6%
The increase in SG&A expenses of $12.1 million was primarily due to increases in employee-related costs of $9.8 million on account of higher headcount and wage inflation, including incremental cost related to acquisition of ITI Data, higher investments in digital and generative AI capabilities of $0.6 million, higher sales and marketing costs of $0.4 million and higher other operating costs of $1.7 million. This increase in SG&A was partially offset by foreign exchange gain, net of hedging of $0.4 million, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Depreciation and Amortization.

	Three months ended March 31,			Percentage change
	2025	2024	Dollar Change
	(dollars in millions)
Depreciation expense	$10.4	$9.3	$1.1	11.3%
Intangible amortization expense	3.2	3.1	0.1	5.4%
Depreciation and amortization expense	$13.6	$12.4	$1.2	9.8%
The increase in depreciation expense was $1.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. Income from operations increased by $16.9 million, or 27.5%, from $61.5 million for the three months ended March 31, 2024 to $78.4 million for the three months ended March 31, 2025, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the three months ended March 31, 2025.
Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average exchange rate of the U.S. dollar against the Indian rupee increased from 83.12 during the three months ended March 31, 2024 to 86.52 during the three months ended March 31, 2025. The average exchange rate of the U.S. dollar against the Philippine peso increased from 56.24 during the three months ended March 31, 2024 to 57.86 during the three months ended March 31, 2025. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.27 during the three months ended March 31, 2024 to 1.26 during the three months ended March 31, 2025. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.96 during the three months ended March 31, 2024 to 18.49 during the three months ended March 31, 2025.
We recorded a foreign exchange gain, net of $1.2 million for the three months ended March 31, 2025 compared to a foreign exchange gain, net of $0.4 million for the three months ended March 31, 2024.
Interest expense. Interest expense increased from $3.3 million for the three months ended March 31, 2024 to $4.1 million for the three months ended March 31, 2025, primarily due to higher average borrowings during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Other Income, net.

	Three months ended March 31,			Percentage change
	2025	2024	Dollar Change
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$1.9	$1.0	$0.9	91.7%
Interest and dividend income	2.7	2.3	0.4	14.9%
Fair value changes of contingent consideration	—	0.6	(0.6)	(100.0)%
Others, net	0.1	0.1	—	106.3%
Other income, net	$4.7	$4.0	$0.7	19.0%
Other income, net increased by $0.7 million, from $4.0 million for the three months ended March 31, 2024 to $4.7 million for the three months ended March 31, 2025. The increase is primarily due to higher yield on our investments of $1.3 million, partially offset by decrease in contingent consideration liability of $0.6 million related to our June 2022 acquisition of Inbound Media Group, LLC during the three months ended March 31, 2024.
Income Tax Expense. The effective tax rate decreased from 22.0% during the three months ended March 31, 2024 to 16.9% during the three months ended March 31, 2025. We recorded income tax expense of $13.5 million and $13.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense was primarily as a result of higher excess tax benefits related to stock-based compensation, partially offset by higher profit and increase in non-deductible compensation expense during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Net Income. Net income increased from $48.8 million for the three months ended March 31, 2024 to $66.6 million for the three months ended March 31, 2025, primarily due to higher income from operations of $16.9 million, higher other income, net of $0.7 million, and lower income tax expense of $0.3 million, partially offset by loss from equity-method investment of $0.1 million.

Liquidity and Capital Resources

	Three months ended March 31,			Percentage Change
	2025	2024	Dollar Change
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$171.4	$145.4	$26.0	17.9%
Net cash (used for)/provided by operating activities	3.2	(21.9)	25.1	(114.8)%
Net cash (used for)/provided by investing activities	(22.3)	4.7	(27.0)	(574.9)%
Net cash (used for)/provided by financing activities	3.4	(9.8)	13.2	(134.8)%
Effect of exchange rate changes	2.7	(1.2)	3.9	(322.8)%
Closing cash, cash equivalents and restricted cash	$158.4	$117.2	$41.2	35.2%
As of March 31, 2025 and 2024, we had $331.4 million and $246.2 million, respectively, in cash, cash equivalents and short-term investments, of which $305.4 million and $213.7 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.
Operating Activities: Net cash provided by operating activities was $3.2 million during the three months ended March 31, 2025, compared to net cash used for operating activities of $21.9 million during the three months ended March 31, 2024, reflecting higher cash earnings and lower working capital needs. The major drivers contributing to the increase of $25.1 million year-over-year included the following:
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $22.6 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. These adjustments include fair value changes in investments, unrealized foreign currency exchange (gain)/loss, net, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.
•Changes in accounts receivable, including advance billings, contributed lower cash flow of $12.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Collections in accounts receivable, including advance billings was driven by revenue growth during the three months ended March 31, 2025. Our days sales outstanding were 67 days as of March 31, 2025, compared to 66 days as of March 31, 2024.
•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) during the three months ended March 31, 2024 contributed to a higher cash payout of $11.0 million, whereas no such payment occurred during the three months ended March 31, 2025.
•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payouts of $4.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Investing Activities: Cash used for investing activities was $22.3 million for the three months ended March 31, 2025, compared to cash provided of $4.7 million for the three months ended March 31, 2024. The decrease of $27.0 million was primarily due to higher net purchases of investments of $8.8 million during the three months ended March 31, 2025, compared to net redemption of investments of $15.9 million during the three months ended March 31, 2024 and higher cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets and digital capabilities of $1.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Financing Activities: Cash provided by financing activities was $3.4 million during the three months ended March 31, 2025, compared to cash used of $9.8 million during the three months ended March 31, 2024. The increase of $13.2 million was primarily due to lower purchases of treasury stock of $134.2 million under our share repurchase programs during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 and payment of contingent consideration related to our December 2021 acquisition of Clairvoyant of $4.0 million during the three months ended March 31, 2024, with no such payment during the three months ended March 31, 2025. This has been partially offset by net borrowings of $18.7 million during the three months ended March 31, 2025, compared to net borrowings of $145.0 million three months ended March 31, 2024.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $12.9 million of capital expenditures during the three months ended March 31, 2025. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2025, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development, and other digital technologies.
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

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans, payments for contingent consideration and uncertain tax positions. See Note 16 - Fair Value Measurements - Fair Value of Contingent Consideration, Note 18 - Borrowings, Note 20 - Employee Benefit Plans, Note 21 - Leases, Note 22 - Income Taxes and Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further information on material cash requirements from known contractual and other obligations.
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2025 and December 31, 2024, we had outstanding letters of credit of $0.7 million and $0.8 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements
The following table summarizes our debt position:

	As of
	March 31, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total current portion of long-term borrowings	—	4.9	4.9	—	4.9	4.9

Long-term borrowings	210.0	92.5	302.5	190.0	93.8	283.8
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Total long-term borrowings	210.0	92.4	302.4	190.0	93.6	283.6
Total borrowings	$210.0	$97.3	$307.3	$190.0	$98.5	$288.5
As of March 31, 2025 and December 31, 2024, we were in compliance with the financial covenants under our credit agreement with certain lenders and Citibank N.A. as administrative agent. See Note 18 – Borrowings to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2025, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of March 31, 2025, were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 25 -Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for details regarding our tax proceedings.

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider those risk factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2025, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
January 1, 2025 through January 31, 2025	126,973	$49.14	126,833	$45.30	253,806	$317,160,940
February 1, 2025 through February 28, 2025	63,743	50.08	48,230	47.97	111,973	$314,847,451
March 1, 2025 through March 31, 2025	—	—	—	—	—	$314,847,451
Total	190,716	$49.46	175,063	$46.03	365,779
On February 26, 2024, our board of directors authorized a $500 million (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”).
Under our repurchase program, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under our repurchase program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management. Repurchased shares are recorded as treasury shares and are held until our board of directors designates that these shares be retired or used for other purposes.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: April 29, 2025	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)