Form 10-Q
period 2025-06-30
ExlService Holdings, Inc.
filed 2025-07-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

As of July 25, 2025, there were 161,513,147 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	7	$149,134	$153,355
Short-term investments	8	204,160	187,223
Restricted cash	7	11,503	9,972
Accounts receivable, net	4	345,470	304,322
Other current assets	11	148,049	140,317
Total current assets		858,316	795,189
Property and equipment, net	9	114,103	101,837
Operating lease right-of-use assets	21	73,083	68,784
Restricted cash	7	9,888	8,071
Deferred tax assets, net	22	117,208	104,747
Goodwill	10	420,573	420,387
Other intangible assets, net	10	42,825	49,331
Long-term investments	8	7,516	13,972
Other assets	12	64,991	56,085
Total assets		$1,708,503	$1,618,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$5,971	$5,884
Current portion of long-term borrowings	18	4,886	4,886
Deferred revenue		21,989	19,264
Accrued employee costs		99,535	129,994
Accrued expenses and other current liabilities	13	121,548	113,597
Current portion of operating lease liabilities	21	18,374	16,491
Total current liabilities		272,303	290,116
Long-term borrowings, less current portion	18	255,155	283,598
Operating lease liabilities, less current portion	21	62,402	59,851
Deferred tax liabilities, net	22	2,216	1,403
Other non-current liabilities	14	55,477	53,573
Total liabilities		647,553	688,541
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 207,810,635 shares issued and 161,829,331 shares outstanding as of June 30, 2025 and 206,510,587 shares issued and 161,801,212 shares outstanding as of December 31, 2024	19	207	206
Additional paid-in capital		625,984	588,583
Retained earnings		1,414,572	1,281,960
Accumulated other comprehensive loss	15	(134,434)	(154,722)
Total including shares held in treasury		1,906,329	1,716,027
Less: 45,981,304 shares as of June 30, 2025 and 44,709,375 shares as of December 31, 2024, held in treasury, at cost	19	(845,379)	(786,165)
Total stockholders’ equity		1,060,950	929,862
Total liabilities and stockholders’ equity		$1,708,503	$1,618,403
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2025	2024	2025	2024
Revenues, net	3, 4	$514,460	$448,366	$1,015,479	$884,873
Cost of revenues (1)		320,272	282,106	627,977	555,530
Gross profit (1)		194,188	166,260	387,502	329,343
Operating expenses:
General and administrative expenses		59,549	56,457	118,966	109,700
Selling and marketing expenses		39,446	35,444	81,371	71,414
Depreciation and amortization expense	9, 10	14,055	12,910	27,612	25,256
Total operating expenses		113,050	104,811	227,949	206,370
Income from operations		81,138	61,449	159,553	122,973
Foreign exchange gain, net		2,211	36	3,403	395
Interest expense	18	(4,282)	(5,328)	(8,426)	(8,619)
Other income, net	6	5,671	3,550	10,374	7,502
Income before income tax expense and earnings from equity affiliates		84,738	59,707	164,904	122,251
Income tax expense	22	18,546	13,873	32,042	27,626
Income before earnings from equity affiliates		66,192	45,834	132,862	94,625
Loss from equity-method investment		(141)	(9)	(250)	(37)
Net income		$66,051	$45,825	$132,612	$94,588
Earnings per share:	5
Basic		$0.41	$0.28	$0.82	$0.58
Diluted		$0.40	$0.28	$0.81	$0.57
Weighted average number of shares used in computing earnings per share:	5
Basic		162,925,484	162,794,138	162,709,034	163,938,263
Diluted		164,193,258	163,961,754	164,376,498	165,344,304

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended June 30,		Six months ended June 30,
	Notes	2025	2024	2025	2024
Net income		$66,051	$45,825	$132,612	$94,588
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	5,955	(2,778)	15,424	(2,840)
Currency translation adjustments		4,006	(3,189)	7,933	(6,253)
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	(554)	475	1,044	32
Retirement benefits (2)	20	(117)	(147)	(228)	(302)
Income tax effects relating to above (3)	22	(937)	(33)	(3,885)	295
Total other comprehensive income/(loss)		8,353	(5,672)	20,288	(9,068)
Total comprehensive income		$74,404	$40,153	$152,900	$85,520

(1)These are reclassified to net income and are included in revenues, cost of revenues, operating expenses and interest expense, as applicable in the unaudited consolidated statements of income.

(2)These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income.

(3)These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended June 30, 2025 and 2024
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of March 31, 2025		207,758,497	$207	$609,592	$1,348,521	$(142,787)	(45,075,154)	$(803,656)	$1,011,877
Stock issued against stock-based compensation plans	23	52,138	—	—	—	—	—	—	—
Stock-based compensation	23	—	—	16,392	—	—	—	—	16,392
Acquisition of treasury stock	19	—	—	—	—	—	(906,150)	(41,752)	(41,752)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	29	29
Other comprehensive income	15	—	—	—	—	8,353	—	—	8,353
Net income		—	—	—	66,051	—	—	—	66,051
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of March 31, 2024		204,734,988	$204	$502,827	$1,132,426	$(130,436)	(42,309,378)	$(701,766)	$803,255
Stock issued against stock-based compensation plans	23	48,125	—	—	—	—	—	—	—
Stock-based compensation	23	—	—	18,095	—	—	—	—	18,095
Acquisition of treasury stock	19	—	—	—	—	—	(297,353)	(8,823)	(8,823)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(74)	(74)
Other comprehensive loss	15	—	—	—	—	(5,672)	—	—	(5,672)
Net income		—	—	—	45,825	—	—	—	45,825
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2025 and 2024
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,300,048	1	1,822	—	—	—	—	1,823
Stock-based compensation	23	—	—	35,579	—	—	—	—	35,579
Acquisition of treasury stock	19	—	—	—	—	—	(1,271,929)	(59,243)	(59,243)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	29	29
Other comprehensive income	15	—	—	—	—	20,288	—	—	20,288
Net income		—	—	—	132,612	—	—	—	132,612
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2023		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,373,075	1	1,947	—	—	—	—	1,948
Stock-based compensation	23	—	—	35,947	—	—	—	—	35,947
Acquisition of treasury stock	19	—	—	—	—	—	(4,474,573)	(134,628)	(134,628)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(618)	(618)
Accelerated share repurchase	19	—	—	(25,000)	—	—	—	—	(25,000)
Other comprehensive loss	15	—	—	—	—	(9,068)	—	—	(9,068)
Net income		—	—	—	94,588	—	—	—	94,588
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$132,612	$94,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,689	25,230
Stock-based compensation expense	35,579	35,947
Reduction in the carrying amount of operating lease right-of-use assets	12,489	10,349
Fair value mark-to-market of investments	(1,304)	(301)
Unrealized foreign currency exchange (gain)/loss, net	(3,314)	(2,919)
Deferred income tax benefit	(15,605)	(17,076)
Others, net	1,581	(70)
Change in operating assets and liabilities:
Accounts receivable	(38,312)	(20,008)
Other current and non-current assets	(10,434)	(14,507)
Income taxes payable, net	4,202	(4,922)
Deferred revenue	2,426	3,138
Accrued employee costs	(31,278)	(35,128)
Accounts payable, accrued expenses and other liabilities	8,539	(639)
Operating lease liabilities	(12,250)	(9,645)
Payment of contingent consideration	—	(11,000)
Net cash provided by operating activities	112,620	53,037

Cash flows from investing activities:
Purchases of property and equipment	(27,366)	(23,329)
Proceeds from sale of property and equipment	180	90
Investment in equity affiliate	(600)	—
Purchases of investments	(144,935)	(159,854)
Proceeds from redemption of investments	136,434	139,844
Net cash used for investing activities	(36,287)	(43,249)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(247)	(132)
Proceeds from borrowings	50,000	180,000
Repayments of borrowings	(78,500)	(45,000)
Acquisition of treasury stock	(59,673)	(160,647)
Payment of contingent consideration	—	(4,000)
Proceeds from issuance of common stock	3,868	2,474
Net cash used for financing activities	(84,552)	(27,305)
Effect of exchange rate changes	7,346	(1,844)
Net decrease in cash, cash equivalents and restricted cash	(873)	(19,361)
Cash, cash equivalents and restricted cash at the beginning of the period	171,398	141,015
Cash, cash equivalents and restricted cash at the end of the period	$170,525	$121,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,216	$8,940
Income taxes	$42,965	$50,161
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$6,186	$3,140
Assets acquired under finance lease	$633	$581

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company’s clients are located principally in the United States of America and the United Kingdom.
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

(b)Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the unaudited consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from these estimates. The significant estimates that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the contingent consideration, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration in a customer contract, expected recoverability from customers

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, determine lease term to calculate single operating lease cost, determine pattern of generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.

(c)Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“Accounting Standards Codification (“ASC”) Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new disclosure requirements. This ASU will affect the Company’s annual income tax disclosures but is not expected to impact its consolidated balance sheets or statements of income for the year ending December 31, 2025.

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

(d)Recently Adopted and Applicable Accounting Pronouncements

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
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

In addition, revenues by service type are now presented as data and AI-led and digital operations services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), the United Kingdom & Europe, and the Rest of World.

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

Revenues and cost of revenues for the three months ended June 30, 2025 and 2024, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$172,174	$129,489	$121,089	$91,708	$514,460
Cost of revenues (1)
Employee costs	95,370	60,972	66,158	49,637	272,137
Infrastructure and technology costs	13,380	7,067	6,367	8,294	35,108
Other costs (2)	3,558	5,066	2,845	1,558	13,027
Gross profit (1)	$59,866	$56,384	$45,719	$32,219	$194,188
Operating expenses					113,050
Foreign exchange gain, net, interest expense and other income, net					3,600
Income tax expense					18,546
Loss from equity-method investment					(141)
Net income					$66,051
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

	Three months ended June 30, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$158,459	$106,117	$104,573	$79,217	$448,366
Cost of revenues (1)
Employee costs	83,368	49,013	57,903	43,353	233,637
Infrastructure and technology costs	12,012	5,843	5,203	7,526	30,584
Other costs (2)	9,140	5,259	2,128	1,358	17,885
Gross profit (1)	$53,939	$46,002	$39,339	$26,980	$166,260
Operating expenses					104,811
Foreign exchange gain, net, interest expense and other income, net					(1,742)
Income tax expense					13,873
Loss from equity-method investment					(9)
Net income					$45,825
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues and cost of revenues for the six months ended June 30, 2025 and 2024, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$344,230	$255,081	$238,791	$177,377	$1,015,479
Cost of revenues (1)
Employee costs	185,919	119,896	130,452	94,457	530,724
Infrastructure and technology costs	26,626	13,805	12,536	16,455	69,422
Other costs (2)	8,930	9,916	6,131	2,854	27,831
Gross profit (1)	$122,755	$111,464	$89,672	$63,611	$387,502
Operating expenses					227,949
Foreign exchange gain, net, interest expense and other income, net					5,351
Income tax expense					32,042
Loss from equity-method investment					(250)
Net income					$132,612
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

	Six months ended June 30, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$316,726	$206,773	$207,826	$153,548	$884,873
Cost of revenues (1)
Employee costs	164,772	94,774	116,598	83,076	459,220
Infrastructure and technology costs	23,933	11,285	10,156	14,367	59,741
Other costs (2)	20,536	9,091	4,471	2,471	36,569
Gross profit (1)	$107,485	$91,623	$76,601	$53,634	$329,343
Operating expenses					206,370
Foreign exchange gain, net, interest expense and other income, net					(722)
Income tax expense					27,626
Loss from equity-method investment					(37)
Net income					$94,588
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Data and AI-led (1)	$278,770	$237,403	$546,699	$469,127
Digital operations (2)	235,690	210,963	468,780	415,746
Revenues, net	$514,460	$448,366	$1,015,479	$884,873

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues, net
North America	$422,822	$369,148	$838,171	$731,324
United Kingdom & Europe	77,635	66,494	150,019	129,812
Rest of World	14,003	12,724	27,289	23,737
Revenues, net	$514,460	$448,366	$1,015,479	$884,873

Revenues, net by industry verticals, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Insurance	$203,222	$185,660	$403,583	$368,719
Healthcare and Life Sciences	129,737	106,438	255,563	207,338
Banking, Capital Markets and Diversified Industries	181,501	156,268	356,333	308,816
Revenues, net	$514,460	$448,366	$1,015,479	$884,873

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	June 30, 2025	December 31, 2024
Long-lived assets
India	$66,861	$63,040
North America	53,912	52,510
The Philippines	35,125	25,881
South Africa	21,800	23,828
Rest of World	9,488	5,362
Long-lived assets	$187,186	$170,621

4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, net	$345,470	$304,322
Contract assets	$34,472	$39,700
Contract liabilities:
Deferred revenue (consideration received in advance)	$16,958	$15,484
Consideration received for process transition activities	$27,792	$21,993

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

Accounts receivable includes $145,546 and $121,817 as of June 30, 2025 and December 31, 2024, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of June 30, 2025 and December 31, 2024, includes receivables of $28,576 and $33,472, respectively, from our payment integrity services. There are no performance risks associated with these contract assets.

There were no significant cumulative catch-up impact or impairment related to contract assets as of June 30, 2025 and December 31, 2024.

Revenue recognized during the three and six months ended June 30, 2025 and 2024, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Deferred revenue (consideration received in advance)	$3,877	$1,231	$11,306	$8,292
Consideration received for process transition activities	$1,279	$647	$2,656	$1,279

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Opening balance	$2,126	$1,901	$2,287	$2,122
Additions	284	364	365	371
Amortization	(218)	(275)	(460)	(503)
Closing balance	$2,192	$1,990	$2,192	$1,990

	Contract Fulfillment Costs
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Opening balance	$38,080	$27,287	$36,022	$24,673
Additions	2,156	3,958	5,485	7,284
Amortization	(1,298)	(841)	(2,569)	(1,553)
Closing balance	$38,938	$30,404	$38,938	$30,404

There was no significant impairment for contract acquisition and contract fulfillment costs as of June 30, 2025 and December 31, 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, including unbilled receivables	$350,197	$307,850
Less: Allowance for expected credit losses	(4,727)	(3,528)
Accounts receivable, net	$345,470	$304,322

The movement in “Allowance for expected credit losses” was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Opening balance	$4,734	$3,358	$3,528	$3,703
Additions / (reductions)	29	201	1,248	(68)
Reductions due to write-off of accounts receivable	(34)	—	(47)	(76)
Currency translation adjustments	(2)	1	(2)	1
Closing balance	$4,727	$3,560	$4,727	$3,560

Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and six months ended June 30, 2025 and 2024. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of June 30, 2025 and December 31, 2024.
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$66,051	$45,825	$132,612	$94,588
Denominator:
Basic weighted average common shares outstanding	162,925,484	162,794,138	162,709,034	163,938,263
Dilutive effect of stock-based awards	1,267,774	1,167,616	1,667,464	1,406,041
Diluted weighted average common shares outstanding	164,193,258	163,961,754	164,376,498	165,344,304
Earnings per share:
Basic	$0.41	$0.28	$0.82	$0.58
Diluted	$0.40	$0.28	$0.81	$0.57
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	728,203	3,314,536	523,472	3,247,920

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
6. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gain on sale and fair value mark-to-market on investments	$2,259	$1,162	$4,207	$2,178
Interest and dividend income	2,682	2,375	5,307	4,659
Fair value changes of contingent consideration (1)	—	—	—	589
Others, net	730	13	860	76
Other income, net	$5,671	$3,550	$10,374	$7,502
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Cash and cash equivalents	$149,134	$115,303	$153,355
Restricted cash (current) (1)	11,503	6,351	9,972
Restricted cash (non-current) (2)	9,888	—	8,071
Cash, cash equivalents and restricted cash	$170,525	$121,654	$171,398

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
June 30, 2025
(In thousands, except per share amount and share count)
8. Investments

Investments consist of the following:

	As of
	June 30, 2025	December 31, 2024
Short-term investments
Mutual funds	$120,809	$108,251
Term deposits	83,351	78,972
Short-term investments	$204,160	$187,223

Long-term investments
Term deposits	$2,489	$9,295
Investment in equity affiliate	5,027	4,677
Long-term investments	$7,516	$13,972
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	June 30, 2025	December 31, 2024
Property and equipment, gross	$387,987	$356,060
Less: Accumulated depreciation and amortization	(273,884)	(254,223)
Property and equipment, net	$114,103	$101,837

During the three and six months ended June 30, 2025, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization expense	$10,778	$9,833	$21,089	$19,099

Internally developed software costs, included in property and equipment was as follows:

	As of
	June 30, 2025	December 31, 2024
Cost	$63,194	$60,447
Less : Accumulated amortization	(43,726)	(38,243)
Internally developed software, net	$19,468	$22,204

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization expense	$2,743	$2,927	$5,483	$5,447

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

During the three and six months ended June 30, 2025 and 2024, there were no indicators of impairment related to capitalized software.

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

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2024	$77,099	$189,621	$100,639	$53,028	$420,387
Currency translation adjustments	217	(1)	(17)	(13)	186
Balance as of June 30, 2025	$77,316	$189,620	$100,622	$53,015	$420,573

During the three and six months ended June 30, 2025 and 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill during the three and six months ended June 30, 2025 and 2024.

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(67,028)	$41,522	$108,550	$(60,667)	$47,883
Developed technology	3,665	(3,506)	159	3,529	(3,311)	218
Trade names and trademarks	1,700	(1,491)	209	1,700	(1,442)	258
Non-compete agreements	300	(265)	35	300	(228)	72
	114,215	(72,290)	41,925	114,079	(65,648)	48,431
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Other intangible assets	$115,115	$(72,290)	$42,825	$114,979	$(65,648)	$49,331

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization expense	$3,277	$3,077	$6,523	$6,157

During the three and six months ended June 30, 2025 and 2024, there were no indicators of impairment related to intangible assets.

Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2025 was as follows:

2025 (July 1 - December 31)	$6,613
2026	12,789
2027	11,844
2028	9,227
2029	1,452
Total	$41,925
11. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2025	December 31, 2024
Advance income tax, net	$45,230	$49,377
Contract assets	31,241	36,072
Prepaid expenses	30,926	21,061
Receivables from statutory authorities	20,052	19,407
Derivative instruments	8,195	1,973
Deferred contract fulfillment costs	5,227	4,281
Others	7,178	8,146
Other current assets	$148,049	$140,317
12. Other Assets
Other assets consist of the following:

	As of
	June 30, 2025	December 31, 2024
Deferred contract fulfillment costs	$33,711	$31,741
Deposits with statutory authorities	7,869	7,312
Lease deposits	7,273	6,495
Prepaid expenses	3,957	2,775
Derivative instruments	3,615	852
Contract assets	3,231	3,628
Others	5,335	3,282
Other assets	$64,991	$56,085

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
Accrued expenses	$67,339	$63,548
Payable to statutory authorities	21,937	22,935
Client liabilities	13,258	9,711
Accrued capital expenditures	6,186	2,059
Derivative instruments	4,133	7,454
Income taxes payable	232	284
Contingent consideration	—	1,280
Others	8,463	6,326
Accrued expenses and other current liabilities	$121,548	$113,597
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
Retirement benefits	$25,034	$24,795
Deferred transition revenue	22,762	18,213
Contingent consideration	2,700	1,420
Unrecognized tax benefits	2,215	1,966
Derivative instruments	772	4,363
Others	1,994	2,816
Other non-current liabilities	$55,477	$53,573
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. The following table sets forth the changes in AOCI during the six months ended June 30, 2025 and 2024:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Gain recognized during the period	7,933	15,424	—	23,357
Reclassification to net income (1)	—	1,044	(228)	816
Income tax effects (2)	(1,012)	(2,847)	(26)	(3,885)
Accumulated other comprehensive income/(loss) as of June 30, 2025	$(140,077)	$6,073	$(430)	$(134,434)

Balance as of December 31, 2023	$(132,643)	$4,198	$1,405	$(127,040)
Loss recognized during the period	(6,253)	(2,840)	—	(9,093)
Reclassification to net income (1)	—	32	(302)	(270)
Income tax effects (2)	1,227	(930)	(2)	295
Accumulated other comprehensive income/(loss) as of June 30, 2024	$(137,669)	$460	$1,101	$(136,108)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.
`16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$50,830	$—	$—	$50,830
Mutual funds (2)	120,809	—	—	120,809
Derivative financial instruments	—	11,810	—	11,810
Total	$171,639	$11,810	$—	$183,449
Liabilities
Derivative financial instruments	$—	$4,905	$—	$4,905
Contingent consideration (3)	—	—	2,700	2,700
Total	$—	$4,905	$2,700	$7,605

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Opening balance	$2,700	$—	$2,700	$15,589
Fair value changes	—	—	—	(589)
Payments	—	—	—	(15,000)
Closing balance	$2,700	$—	$2,700	$—

During the three and six months ended June 30, 2025 and 2024, there were no transfers among Level 1, Level 2 and Level 3.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	June 30, 2025	December 31, 2024
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	952,100	984,300
Buy U.S. dollar (USD)	60,888	—

The Company estimates that approximately $4,421 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of June 30, 2025, could be reclassified into earnings within the next twelve months. As of June 30, 2025, the maximum outstanding term of the cash flow hedges was approximately 45 months.

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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	June 30, 2025	December 31, 2024
Sell USD	229,522	179,491
Sell GBP	26,769	20,956
Sell EUR	7,378	9,008
Sell AUD	8,084	4,770
Buy USD (1)	11,435	10,594

(1) This includes $10,147 and $10,006 related to USD purchases against sale of ZAR 181,501 and ZAR 188,373 as of June 30, 2025 and December 31, 2024, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets:
Other current assets	$8,021	$1,711	$174	$262
Other assets	$3,615	$852	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$3,600	$7,404	$533	$50
Other non-current liabilities	$772	$4,363	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
Derivative financial instruments:	2025	2024	2025	2024
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$5,955	$(2,778)	$15,424	$(2,840)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(1,766)	$(2,113)	$(1,286)	$(2,073)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended June 30,
	2025		2024
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$514,460	$(1,028)	$448,366	$—
Cost of revenues	$320,272	1,360	$282,106	(732)
General and administrative expenses	$59,549	126	$56,457	40
Selling and marketing expenses	$39,446	7	$35,444	10
Depreciation and amortization expense	$14,055	89	$12,910	(34)
Interest expense	$4,282	—	$5,328	241
Total before tax		554		(475)
Income tax effects on above		(165)		(207)
Net of tax		$389		$(682)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,211	$(1,766)	$36	$(2,113)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Six months ended June 30,
	2025		2024
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$1,015,479	(1,028)	$884,873	$—
Cost of revenues	$627,977	(53)	$555,530	(582)
General and administrative expenses	$118,966	(28)	$109,700	79
Selling and marketing expenses	$81,371	(9)	$71,414	14
Depreciation and amortization expense	$27,612	74	$25,256	(26)
Interest expense	$8,426	—	$8,619	483
Total before tax		(1,044)		(32)
Income tax effects on above		217		(309)
Net of tax		$(827)		$(341)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$3,403	$(1,286)	$395	$(2,073)
18. Borrowings
The following tables summarizes the Company’s debt position under its credit agreement with Citibank, N.A:

	As of
	June 30, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(114)	(114)	—	(114)	(114)
Total current portion of long-term borrowings	—	4,886	4,886	—	4,886	4,886

Long-term borrowings	164,000	91,250	255,250	190,000	93,750	283,750
Unamortized debt issuance costs	—	(95)	(95)	—	(152)	(152)
Total long-term borrowings	164,000	91,155	255,155	190,000	93,598	283,598
Total borrowings	$164,000	$96,041	$260,041	$190,000	$98,484	$288,484

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $701 and $895 as of June 30, 2025 and December 31, 2024, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

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

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revolving credit facility	5.8%	6.5%	5.8%	6.6%
Term loan facility	5.7%	—%	5.7%	—%

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of June 30, 2025 was as follows:

	Revolving credit facility	Term loan facility
2025 (July 1 - December 31)	$—	$2,500
2026	—	5,000
2027	164,000	88,750
Total	$164,000	$96,250
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of June 30, 2025 and December 31, 2024, the Company had outstanding letters of credit of $741 and $761, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2025	—	$—	$—
Three months ended June 30, 2024	—	$—	$—

Six months ended June 30, 2025	190,716	$9,432	$49.46
Six months ended June 30, 2024	200,402	$6,375	$31.81

(1) The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the restricted stock units.

On February 26, 2024, the Company’s board of directors authorized a $500,000 (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”), and, on February 29, 2024, terminated the previous repurchase program, which had been effective since the beginning of 2022.

In March 2024, the Company entered into the 2024 Accelerated Share Repurchase (ASR) Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000 under the 2024 Repurchase Program. The Company received an initial delivery of 3,350,084 shares in March 2024, representing 80% of the aggregate purchase price, which was recorded in treasury stock, while a prepayment of $25,000 was recorded in additional paid-in capital to reflect the pending settlement. The Company received an additional 820,433 shares upon final settlement in July 2024.

Under the Company’s repurchase program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2025	906,150	$41,752	$46.08
Three months ended June 30, 2024	297,353	$8,823	$29.67

Six months ended June 30, 2025	1,081,213	$49,811	$46.07
Six months ended June 30, 2024	4,274,171	$128,253	$30.01
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of ($29) and $74, during the three months ended June 30, 2025 and 2024, respectively, and ($29) and $618, during the six months ended June 30, 2025 and 2024, respectively, on repurchase of common stock as a part of the cost of such repurchases.
20. Employee Benefit Plans

The Company’s Gratuity Plan in India (the “India Plan”) provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest which is declared periodically. The Company expects to earn a return of approximately 7.0% per annum on the India Plan for the year ending December 31, 2025.

Change in Plan Assets
Plan assets as of December 31, 2024	$19,963
Actual return	693
Employer contribution	2,929
Benefits paid	(801)
Currency translation adjustments	(28)
Plan assets as of June 30, 2025	$22,756

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$1,406	$1,100	$2,789	$2,208
Interest cost	517	386	1,026	774
Expected return on plan assets	(351)	(310)	(696)	(622)
Amortization of actuarial (gain)/loss, gross of tax	(117)	(147)	(228)	(302)
Net gratuity cost	$1,455	$1,029	$2,891	$2,058

Amortization of actuarial (gain)/loss, gross of tax	$(117)	$(147)	$(228)	$(302)
Income tax effects on above	(13)	(1)	(26)	(2)
Amortization of actuarial (gain)/loss, net of tax	$(130)	$(148)	$(254)	$(304)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contribution to the 401(k) Plans	$1,376	$1,190	$4,171	$3,633
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$8,692	$6,891	$16,477	$13,640

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
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

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Finance lease:
Depreciation on underlying ROU assets	$147	$83	$279	$150
Interest on lease liabilities	77	45	146	81
	224	128	425	231
Operating lease (1)	6,528	5,743	12,707	11,093
Variable lease costs	1,214	1,105	2,287	2,089
Sublease income	(113)	—	(223)	—
Total lease cost	$7,853	$6,976	$15,196	$13,413
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2025	2024
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$12,250	$9,645
Operating cash outflows for finance leases	$77	$81
Financing cash outflows for finance leases	$247	$132
ROU assets obtained in exchange for new operating lease liabilities	$12,332	$16,445
ROU assets obtained in exchange for new finance lease liabilities	$633	$581
Weighted average remaining lease term (in years)
Finance lease	2.4 years	3.2 years
Operating lease	4.7 years	5.1 years
Weighted average discount rate
Finance lease	15.1%	15.0%
Operating lease	8.0%	7.9%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $3,107 and $3,377, during the six months ended June 30, 2025 and 2024, respectively, with a corresponding adjustment to ROU assets.

As of June 30, 2025 and December 31, 2024, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of June 30, 2025 were as follows:

	Operating Leases	Finance Leases
2025 (July 1 - December 31)	$12,060	$845
2026	23,430	793
2027	21,271	627
2028	18,070	399
2029	9,903	157
2030 and thereafter	13,273	—
Total lease payments	98,007	2,821
Less: Imputed interest	17,231	658
Present value of lease liabilities	$80,776	$2,163
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate decreased from 23.2% to 21.9%, during the three months ended June 30, 2024 and 2025, respectively. The Company recorded income tax expense of $18,546 and $13,873 during the three months ended June 30, 2025 and 2024, respectively. The increase in income tax expense was primarily driven by higher profit, partially offset by lower state taxes and higher excess tax benefits during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The effective tax rate decreased from 22.6% to 19.5%, during the six months ended June 30, 2024 and 2025, respectively. The Company recorded income tax expense of $32,042 and $27,626 during the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense was primarily driven by higher profit, and an increase in non-deductible expenses, partially offset by lower state taxes and higher excess tax benefits during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Deferred income taxes recognized in OCI were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(750)	$(947)	$(2,630)	$(1,239)
Reclassification adjustment for cash flow hedges	165	207	(217)	309
Reclassification adjustment for retirement benefits	(13)	(1)	(26)	(2)
Currency translation adjustments	(339)	708	(1,012)	1,227
Total	$(937)	$(33)	$(3,885)	$295

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
23. Stock-Based Compensation

Stock-based compensation expense by function, as below, are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenues	$3,421	$3,858	$6,908	$7,807
General and administrative expenses	6,617	7,234	13,803	14,121
Selling and marketing expenses	6,354	7,003	14,868	14,019
Total	$16,392	$18,095	$35,579	$35,947

Income tax benefit related to share-based compensation (1)	$4,211	$4,619	$13,316	$9,977
(1) Includes $203 and $18 during the three months ended June 30, 2025 and 2024, respectively, and $14,728 and $7,541 during the six months ended June 30, 2025 and 2024, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

On June 17 2025, the Company’s stockholders approved 2025 Omnibus Incentive Plan (the "2025 Plan"), which among other things, reserves 6,800,000 shares (as adjusted under the terms thereof) of the Company’s common stock for grant of awards under the 2025 Plan, at which time new awards under the 2018 Omnibus Incentive Plan (the "2018 Plan") were not permitted to be made, but outstanding awards under the 2018 Plan will continued to be governed by the terms thereof. As of June 30, 2025, the Company had 5,755,688 shares available for future grants under the 2025 Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,768,305	$30.14	$25,187	8.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(33,585)	30.15	—	—
Outstanding at June 30, 2025	1,734,720	$30.14	$23,686	8.0
Vested and exercisable at June 30, 2025	828,235	$30.14	$11,303	8.0
Weighted average grant date fair value of per unit of stock option granted during the period	$—

As of June 30, 2025, unrecognized compensation cost of $10,390 is expected to be expensed over a weighted average period of 2.0 years.
Share Matching Program
Under the Company’s 2018 Plan, the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024*	144,845	$24.95
Granted	—	—
Vested*	(144,845)	24.95
Forfeited	—	—
Outstanding as of June 30, 2025*	—	$—
* As of June 30, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 217,230 and 72,385, respectively.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024*	3,240,200	$28.82
Granted	996,878	51.01
Vested*	(1,291,993)	26.37
Forfeited	(72,886)	34.93
Outstanding as of June 30, 2025*	2,872,199	$37.47

* As of June 30, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 346,431 and 289,547, respectively.
As of June 30, 2025, unrecognized compensation cost of $91,077 is expected to be expensed over a weighted average period of 2.8 years.
Performance Based Stock Awards

Under the Company’s equity incentive plans, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the six months ended June 30, 2025, under the 2025 Plan and the 2018 Plan, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under PRSU agreements, and are measured over a three-year performance period (“MU”).

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024	537,944	$31.02	806,519	$43.06
Granted	244,685	49.28	366,915	76.08
Vested	—	—	—	—
Forfeited	(10,986)	36.13	(16,464)	52.18
Outstanding as of June 30, 2025	771,643	$36.74	1,156,970	$53.40

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)
As of June 30, 2025, unrecognized compensation cost of $55,968 is expected to be expensed over a weighted average period of 2.0 years.
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

The sixth offering period under the 2022 ESPP commenced on January 1, 2025 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2024	3,672,744
Issuance of common stock made during the fifth offering period	64,939	$1,823
Shares available for issuance as of June 30, 2025	3,607,805
Issuance of common stock related to the sixth offering period made subsequent to June 30, 2025	97,536	$3,844

24. Related Party Disclosures

The Company provides data and AI-led services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $42 and $151, during the three months ended June 30, 2025 and 2024 respectively, and $84 and $302, during the six months ended June 30, 2025 and 2024 respectively. The Company had outstanding accounts receivable, net of $56 each, related to this service contract as of June 30, 2025 and December 31, 2024.

The Company provides data and AI-led services to PharmaCord LLC., where one of the Company’s directors is the member-manager as of June 30, 2025. The Company recognized revenues of $105 and $nil during the three months ended June 30, 2025 and 2024, respectively, and $224 and nil during the six months ended June 30, 2025 and 2024, respectively. The Company had outstanding accounts receivable, net of $70 and $nil, related to this service contract as of June 30, 2025 and December 31, 2024, respectively.

25. Commitments and Contingencies

Capital Commitments

As of June 30, 2025, the Company had committed to spend approximately $5,000 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of June 30, 2025, the Company has invested $1,800 in the Partnership and is committed to make further investments up to an amount of $2,200.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2025
(In thousands, except per share amount and share count)

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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of June 30, 2025 and December 31, 2024 is $50,191 and $49,588, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $8,031 and $7,506, as of June 30, 2025 and December 31, 2024, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT demands for tax years 2015 and 2017, in the amounts of $5,330 and $5,339, as of June 30, 2025 and December 31, 2024, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,330 and 5,339, as of June 30, 2025 and December 31, 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian GST authorities rejected the Company’s refund claims in the amounts of $5,732 and $5,885 as of June 30, 2025 and December 31, 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowance was recorded against these GST receivables as of June 30, 2025 and December 31, 2024, respectively.

Some of the Company’s subsidiaries in India have undergone assessments with the statutory authority with respect to defined contribution plan. Except for some components of the assessments for which the Company has recognized a provision in the unaudited consolidated financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that these matters are without merit. The Company is defending against the assessment orders and in one case, has instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessments in any of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments on these matters.

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
June 30, 2025
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

26. Subsequent Events

On July 4, 2025, President Trump signed a new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), effectively extending certain provisions of the 2017 Tax Cuts and Jobs Act, including adjusting a number of provisions that were subject to sunsets, phase-outs, or phase-ins. While most of the changes made by OBBBA are effective in future tax years, some of its provisions are effective in the current tax year. The Company is currently evaluating the impact of OBBBA on its consolidated financial statements.

On July 29, 2025, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s previously announced 2024 Repurchase Program of $500,000. The Company plans to fund the repurchase with available cash on hand and/or borrowings from its credit facility.

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
•negative public reaction in the United States or elsewhere to offshore outsourcing;
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

In addition, our revenues by service type are now presented as data and AI-led and digital operations services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), the United Kingdom and Europe, and Rest of World.

We have recast our segment disclosures for all prior periods presented to conform to the way we internally manage and monitor segment level performance of our business.

Revenues

For the three months ended June 30, 2025, we generated revenues of $514.5 million compared to revenues of $448.4 million for the three months ended June 30, 2024, an increase of $66.1 million, or 14.7%. For the six months ended June 30, 2025, we generated revenues of $1,015.5 million compared to revenues of $884.9 million for the six months ended June 30, 2024, an increase of $130.6 million, or 14.8%.

We serve clients mainly in North America, and the United Kingdom and Europe, with these two regions generating 82.2% and 15.1%, respectively, of our total revenues for the three months ended June 30, 2025, and 82.3% and 14.8%, respectively, of our total revenues for the three months ended June 30, 2024. For the six months ended June 30, 2025, these two regions generated 82.5% and 14.8%, respectively, of our total revenues and 82.6% and 14.7%, respectively, of our total revenues for the six months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, our total revenues from our top ten clients accounted for 33.5% and 33.0% of our total revenues, respectively. For the six months ended June 30, 2025 and 2024, our total revenues from our top ten clients accounted for 33.6% and 32.9% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Our offerings include digital marketing, new business acquisition, actuarial, underwriting support, claims processing, premium and benefit administration, policy servicing, premium audit, surveys, billing and collection, commercial and residential surveys, finance and accounting and customer service. This includes our Insurance Large Language Model (“LLM”), a specialized generative AI platform for claims, underwriting and subrogation, developed leveraging our deep experience and proprietary data in the insurance space.

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

Pricing: We charge for our services using various pricing models like time-and-material pricing, full-time-equivalent pricing, transaction-based pricing, outcome-based pricing, subscription-based pricing and other alternative or emerging pricing models. Outcome-based pricing arrangements is an example of a non-linear pricing model where our revenues from platforms and solutions and the services we provide are compensated based on our clients’ usage or savings rather than the efforts we deploy to provide these services. We continue to observe a shift in the industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a full-time-equivalent pricing model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain or improve our gross margins.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

					(dollars in millions)
	Three months ended June 30, 2025	Percentage of Revenues, net	Three months ended June 30, 2024	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$514.5	100.0%	$448.4	100.0%	$66.1	14.7%
Cost of revenues (1)	320.3	62.3%	282.1	62.9%	38.2	13.5%
Gross profit (1)	194.2	37.7%	166.3	37.1%	27.9	16.8%
Operating expenses:
General and administrative expenses	59.5	11.6%	56.5	12.6%	3.0	5.5%
Selling and marketing expenses	39.4	7.7%	35.4	7.9%	4.0	11.3%
Depreciation and amortization expense	14.1	2.7%	12.9	2.9%	1.2	8.9%
Total operating expenses	113.0	22.0%	104.8	23.4%	8.2	7.9%
Income from operations	81.2	15.8%	61.5	13.7%	19.7	32.0%
Foreign exchange gain, net	2.2	0.4%	—	—%	2.2	6041.7%
Interest expense	(4.3)	(0.8)%	(5.3)	(1.2)%	1.0	(19.6)%
Other income, net	5.7	1.1%	3.5	0.8%	2.2	59.7%
Income before income tax expense and earnings from equity affiliates	84.8	16.5%	59.7	13.3%	25.1	41.9%
Income tax expense	18.6	3.6%	13.9	3.1%	4.7	33.7%
Income before earnings from equity affiliates	66.2	12.9%	45.8	10.2%	20.4	44.4%
Loss from equity-method investment	(0.1)	—%	—	—%	(0.1)	—%
Net income	$66.1	12.8%	$45.8	10.2%	$20.3	44.1%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues

The following table summarizes our revenues by reportable segments:

	Three months ended June 30,			Percentage change	Percentage of Total Revenues for the three months ended June 30,
	2025	2024	Dollar change		2025	2024
	(dollars in millions)
Insurance	$172.2	$158.5	$13.7	8.7%	33.5%	35.3%
Healthcare and Life Sciences	129.5	106.1	23.4	22.0%	25.2%	23.7%
Banking, Capital Markets and Diversified Industries	121.1	104.6	16.5	15.8%	23.5%	23.3%
International Growth Markets	91.7	79.2	12.5	15.8%	17.8%	17.7%
Total revenues, net	$514.5	$448.4	$66.1	14.7%	100.0%	100.0%
Revenues for the three months ended June 30, 2025 were up by $66.1 million, or 14.7%, compared to the three months ended June 30, 2024, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $13.7 million was primarily driven by expansion of business from our new and existing clients during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Revenue growth in Healthcare and Life Sciences of $23.4 million was primarily driven by the expansion of business from our new and existing clients, including incremental revenue from our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Revenue growth in Banking, Capital Markets and Diversified Industries of $16.5 million was primarily driven by expansion of business from our new and existing clients of $16.6 million, including incremental revenue from our August 2024 acquisition of ITI Data, partially offset by a foreign exchange loss of $0.1 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Revenue growth in International Growth Markets of $12.5 million was primarily driven by expansion of business from our new and existing clients of $11.9 million, including incremental revenue from our August 2024 acquisition of ITI Data and a foreign exchange gain, net of hedging of $0.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Dollar change	Percentage change	Three months ended June 30,		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$112.3	$104.5	$7.8	7.5%	34.8%	34.0%	0.8%
Healthcare and Life Sciences	73.1	60.1	13.0	21.6%	43.5%	43.4%	0.1%
Banking, Capital Markets and Diversified Industries	75.4	65.3	10.1	15.5%	37.8%	37.6%	0.2%
International Growth Markets	59.5	52.2	7.3	13.9%	35.1%	34.1%	1.0%
Total	$320.3	$282.1	$38.2	13.5%	37.7%	37.1%	0.6%

Cost of revenues for the three months ended June 30, 2025 increased by $38.2 million, or 13.5% compared to the three months ended June 30, 2024. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the three months ended June 30, 2025 was 37.7%, compared to 37.1% for the three months ended June 30, 2024, an increase of 60 basis points (“bps”) primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in cost of revenues in Insurance of $7.8 million for the three months ended June 30, 2025 was primarily due to increases in employee-related costs of $12.1 million on account of higher headcount and wage inflation, higher technology costs of $0.9 million and higher other operating costs of $0.4 million, partially offset by lower mail and data expenses in our direct marketing business of $4.6 million, and foreign exchange gain, net of hedging of $1.0 million. Gross margin in Insurance increased by 80 bps, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in cost of revenues in Healthcare and Life Sciences of $13.0 million for the three months ended June 30, 2025 was primarily due to increases in employee-related costs of $11.9 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities costs of $1.0 million and higher other operating costs of $0.7 million, partially offset by foreign exchange gain, net of hedging of $0.6 million. Gross margin in Healthcare and Life Sciences increased by 10 bps primarily due to higher volumes in certain existing clients during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries of $10.1 million for the three months ended June 30, 2025 was primarily due to increases in employee-related costs of $9.0 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology costs of $0.6 million and higher other operating costs $1.1 million, partially offset by foreign exchange gain, net of hedging of $0.6 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 20 bps, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in cost of revenues in International Growth Markets of $7.3 million for the three months ended June 30, 2025 was primarily due to increases in employee-related costs of $6.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology costs of $0.6 million and higher other operating costs $0.5 million. Gross margin in International Growth Markets increased by 100 bps, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Dollar change	Percentage change
	2025	2024
	(dollars in millions)
General and administrative expenses	$59.5	$56.5	$3.0	5.5%
Selling and marketing expenses	39.4	35.4	4.0	11.3%
Selling, general and administrative expenses	$98.9	$91.9	$7.0	7.7%

The increase in SG&A expenses of $7.0 million was primarily due to increases in employee-related costs of $8.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher investments in digital and generative AI capabilities of $1.0 million, higher sales and marketing costs of $0.5 million and foreign exchange loss, net of hedging of $0.4 million. This increase in SG&A was partially offset by one-time restructuring and litigation settlement costs of $3.1 million incurred during the three months ended June 30, 2024, compared to the three months ended June 30, 2025.

Depreciation and Amortization.

	Three months ended June 30,		Dollar change	Percentage change
	2025	2024
	(dollars in millions)
Depreciation expense	$10.8	$9.8	$1.0	9.6%
Intangible amortization expense	3.3	3.1	0.2	6.5%
Depreciation and amortization expense	$14.1	$12.9	$1.2	8.9%

The increase in depreciation expense was $1.0 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. Income from operations increased by $19.7 million, or 32.0%, from $61.5 million for the three months ended June 30, 2024 to $81.2 million for the three months ended June 30, 2025, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the three months ended June 30, 2025.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average exchange rate of the U.S. dollar against the Indian rupee increased from 83.42 during the three months ended June 30, 2024 to 85.27 during the three months ended June 30, 2025. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 58.29 during the three months ended June 30, 2024 to 55.97 during the three months ended June 30, 2025. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.26 during the three months ended June 30, 2024 to 1.35 during the three months ended June 30, 2025. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.53 during the three months ended June 30, 2024 to 18.12 during the three months ended June 30, 2025.

We recorded a foreign exchange gain, net of $2.2 million for the three months ended June 30, 2025 compared to a foreign exchange gain, net of $nil for the three months ended June 30, 2024.

Interest expense. Interest expense decreased from $5.3 million for the three months ended June 30, 2024 to $4.3 million for the three months ended June 30, 2025, primarily due to lower average borrowings and a lower effective interest rate of 5.8% during the three months ended June 30, 2025, compared to 6.5% to the three months ended June 30, 2024.
Other Income, net.

	Three months ended June 30,		Change	Percentage change
	2025	2024
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$2.3	$1.2	$1.1	94.4%
Interest and dividend income	2.7	2.4	0.3	12.9%
Others, net	0.7	(0.1)	0.8	—%
Other income, net	$5.7	$3.5	$2.2	59.7%

Other income, net increased from $3.5 million for the three months ended June 30, 2024 to $5.7 million for the three months ended June 30, 2025. The increase is primarily due to higher yield on our investments and reversal of certain contingent liabilities of $0.9 million that were no longer required during the three months ended June 30, 2025.

Income Tax Expense. The effective tax rate decreased from 23.2% during the three months ended June 30, 2024 to 21.9% during the three months ended June 30, 2025. We recorded income tax expense of $18.6 million and $13.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase in income tax expense was primarily as a result of higher profit, partially offset by lower state taxes and higher excess tax benefits during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Net Income. Net income increased from $45.8 million for the three months ended June 30, 2024 to $66.1 million for the three months ended June 30, 2025, primarily due to higher in income from operations of $19.7 million, higher foreign exchange and other income, net of $2.2 million each and lower interest expense by $1.0 million. This was partially offset by higher income tax expense of $4.7 million.

Results of Operations
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

					(dollars in millions)
	Six months ended June 30, 2025	Percentage of Revenues, net	Six months ended June 30, 2024	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$1,015.5	100.0%	$884.9	100.0%	$130.6	14.8%
Cost of revenues (1)	628.0	61.8%	555.5	62.8%	72.5	13.0%
Gross profit (1)	387.5	38.2%	329.4	37.2%	58.1	17.7%
Operating expenses:
General and administrative expenses	119.0	11.7%	109.7	12.4%	9.3	8.4%
Selling and marketing expenses	81.4	8.0%	71.4	8.1%	10.0	13.9%
Depreciation and amortization expense	27.6	2.7%	25.3	2.9%	2.3	9.3%
Total operating expenses	228.0	22.4%	206.4	23.3%	21.6	10.5%
Income from operations	159.5	15.7%	123.0	13.9%	36.5	29.7%
Foreign exchange gain, net	3.4	0.3%	0.4	—%	3.0	761.5%
Interest expense	(8.4)	(0.8)%	(8.6)	(1.0)%	0.2	(2.2)%
Other income, net	10.4	1.0%	7.4	0.8%	3.0	38.3%
Income before income tax expense and earnings from equity affiliates	164.9	16.2%	122.2	13.8%	42.7	34.9%
Income tax expense	32.0	3.2%	27.6	3.1%	4.4	16.0%
Income before earnings from equity affiliates	132.9	13.1%	94.6	10.7%	38.3	40.4%
Loss from equity-method investment	(0.3)	—%	—	—%	(0.3)	575.7%
Net income	$132.6	13.1%	$94.6	10.7%	$38.0	40.2%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

The following table summarizes our revenues by reportable segments:

	Six months ended June 30,			Percentage change	Percentage of Total Revenues for the six months ended June 30,
	2025	2024	Dollar change		2025	2024
	(dollars in millions)
Insurance	$344.2	$316.7	$27.5	8.7%	33.9%	35.8%
Healthcare and Life Sciences	255.1	206.8	48.3	23.4%	25.1%	23.4%
Banking, Capital Markets and Diversified Industries	238.8	207.9	30.9	14.9%	23.5%	23.5%
International Growth Markets	177.4	153.5	23.9	15.5%	17.5%	17.3%
Total revenues, net	$1,015.5	$884.9	$130.6	14.8%	100.0%	100.0%

Revenues for the six months ended June 30, 2025 were up by $130.6 million, or 14.8%, compared to the six months ended June 30, 2024, driven primarily by revenue growth from our new and existing clients in all of our reportable segments.

Revenue growth in Insurance of $27.5 million was primarily driven by expansion of business from our new and existing clients during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Revenue growth in Healthcare and Life Sciences of $48.3 million was primarily driven by the expansion of business from our new and existing clients, including incremental revenue from our August 2024 acquisition of ITI Data during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Revenue growth in Banking, Capital Markets and Diversified Industries of $30.9 million was primarily driven by expansion of business from our new and existing clients of $31.2 million, including incremental revenue from our August 2024 acquisition of ITI Data, partially offset by a foreign exchange loss of $0.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Revenue growth in International Growth Markets of $23.9 million was primarily driven by expansion of business from our new and existing clients of $24.5 million, including incremental revenue from our August 2024 acquisition of ITI Data, partially offset by a foreign exchange loss, net of hedging of $0.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Six months ended June 30,		Dollar change	Percentage change	Six months ended June 30,		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$221.5	$209.2	$12.3	5.8%	35.7%	33.9%	1.8%
Healthcare and Life Sciences	143.6	115.2	28.4	24.7%	43.7%	44.3%	(0.6)%
Banking, Capital Markets and Diversified Industries	149.1	131.2	17.9	13.6%	37.6%	36.9%	0.7%
International Growth Markets	113.8	99.9	13.9	13.9%	35.9%	34.9%	1.0%
Total	$628.0	$555.5	$72.5	13.0%	38.2%	37.2%	1.0%

Cost of revenues for the six months ended June 30, 2025 increased by $72.5 million, or 13.0%, compared to the six months ended June 30, 2024. The increase in cost of revenues was primarily due to increases in employee-related costs and technology costs, partially offset by foreign exchange gain, net of hedging. Our gross margin for the six months ended June 30, 2025 was 38.2% compared to 37.2% for the six months ended June 30, 2024, an increase of 100 bps primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in cost of revenues in Insurance of $12.3 million for the six months ended June 30, 2025 was primarily due to increases in employee-related costs of $22.8 million on account of higher headcount and wage inflation, higher technology costs of $1.8 million, partially offset by lower mail and data expenses in our direct marketing business of $9.0 million, other operating costs of $0.9 million and foreign exchange gain, net of hedging of $2.4 million. Gross margin in Insurance increased by 180 bps, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in cost of revenues in Healthcare and Life Sciences of $28.4 million for the six months ended June 30, 2025 was primarily due to increases in employee-related costs of $26.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities costs of $1.2 million, higher technology costs of $1.3 million, and higher other operating costs of $1.3 million, partially offset by foreign exchange gain, net of hedging of $1.6 million. Gross margin in Healthcare and Life Sciences decreased by 60 bps, primarily due to lower volumes in certain existing clients during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries of $17.9 million for the six months ended June 30, 2025 was primarily due to increases in employee-related costs of $16.3 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities costs of $1.1 million, higher technology costs of $1.1 million, and higher other operating costs of $1.1 million, partially offset by foreign exchange gain, net of hedging of $1.7 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 70 bps, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in cost of revenues in International Growth Markets of $13.9 million for the six months ended June 30, 2025 was primarily due to increases in employee-related costs of $12.5 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology costs of $1.7 million, and higher other operating costs of $0.7 million, partially offset by foreign exchange gain, net of hedging of $1.0 million. Gross margin in International Growth Markets increased by 100 bps during the six months ended June 30, 2025, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2025	2024	Dollar change
	(dollars in millions)
General and administrative expenses	$119.0	$109.7	$9.3	8.4%
Selling and marketing expenses	81.4	71.4	10.0	13.9%
Selling, general and administrative expenses	$200.4	$181.1	$19.3	10.6%

The increase in SG&A expenses of $19.3 million was primarily due to increases in employee-related costs of $18.0 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher investments in digital and generative AI capabilities of $1.6 million, higher sales and marketing costs of $0.9 million and higher other operating costs of $1.9 million. This increase in SG&A was partially offset by one-time restructuring and litigation settlement costs of $3.1 million incurred during the six months ended June 30, 2024, compared to the six months ended June 30, 2025.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2025	2024	Dollar change
	(dollars in millions)
Depreciation expense	$21.1	$19.1	$2.0	10.4%
Intangible amortization expense	6.5	6.2	0.3	5.9%
Depreciation and amortization expense	$27.6	$25.3	$2.3	9.3%

The increase in depreciation expense was $2.0 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. Income from operations increased by $36.5 million, or 29.7%, from $123.0 million for the six months ended June 30, 2024 to $159.5 million for the six months ended June 30, 2025, primarily due to higher revenues and higher gross margins, partially offset by higher SG&A expenses during the six months ended June 30, 2025.

Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The average exchange rate of the U.S. dollar against the Indian rupee increased from 83.27 during the six months ended June 30, 2024 to 85.90 during the six months ended June 30, 2025. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 57.27 during the six months ended June 30, 2024 to 56.91 during the six months ended June 30, 2025. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.26 during the six months ended June 30, 2024 to 1.31 during the six months ended June 30, 2025. The average exchange rate of the U.S. dollar against the South African rand decreased from 18.74 during the six months ended June 30, 2024 to 18.30 during the six months ended June 30, 2025.

We recorded a foreign exchange gain, net of $3.4 million for the six months ended June 30, 2025 compared to a foreign exchange gain, net of $0.4 million for the six months ended June 30, 2024.

Interest expense. Interest expense decreased from $8.6 million for the six months ended June 30, 2024 to $8.4 million for the six months ended June 30, 2025, primarily due to a lower effective interest rate of 5.8% during the six months ended June 30, 2025, compared to 6.6% to the six months ended June 30, 2024.

Other Income, net.

	Six months ended June 30,			Percentage change
	2025	2024	Change
Gain on sale and fair value mark-to-market on investments	$4.2	$2.2	$2.0	93.2%
Interest and dividend income	5.3	4.7	0.6	13.9%
Fair value changes of contingent consideration	—	0.6	(0.6)	(100.0)%
Others, net	0.9	(0.1)	1.0	–%
Other income, net	$10.4	$7.4	$3.0	38.3%

Other income, net increased from $7.4 million for the six months ended June 30, 2024 to $10.4 million for the six months ended June 30, 2025. The increase is primarily due to higher yield on our investments and reversal of certain contingent liabilities of $0.9 million that were no longer required during the six months ended June 30, 2025, partially offset by reversal of contingent consideration liability of $0.6 million related to our June 2022 acquisition of Inbound Media Group, LLC during the six months ended June 30, 2024.

Income Tax Expense. The effective tax rate decreased from 22.6% during the six months ended June 30, 2024 to 19.5% during the six months ended June 30, 2025. We recorded income tax expense of $32.0 million and $27.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense was primarily driven by higher profit and an increase in non-deductible expenses, partially offset by lower state taxes and higher excess tax benefits during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Net Income. Net income increased from $94.6 million for the six months ended June 30, 2024 to $132.6 million for the six months ended June 30, 2025, primarily due to increases in income from operations of $36.5 million, higher foreign exchange and other income, net of $3.0 million each and lower interest expense by $0.2 million, partially offset by lower income tax expense of $4.4 million and loss from equity-method investment of $0.3 million.

Liquidity and Capital Resources

	Six months ended June 30,		Dollar Change	Percentage Change
	2025	2024
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$171.4	$141.0	$30.4	21.5%
Net cash provided by operating activities	112.6	53.0	59.6	112.3%
Net cash used for investing activities	(36.3)	(43.2)	6.9	(16.1)%
Net cash used for financing activities	(84.6)	(27.3)	(57.3)	209.7%
Effect of exchange rate changes	7.4	(1.8)	9.2	(498.4)%
Closing cash, cash equivalents and restricted cash	$170.5	$121.7	$48.8	40.2%

As of June 30, 2025 and December 31, 2024, we had $353.3 million and $340.6 million, respectively, in cash, cash equivalents and short-term investments, of which $315.7 million and $296.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.

Operating Activities: Net cash provided by operating activities was $112.6 million during the six months ended June 30, 2025, compared to $53.0 million during six months ended June 30, 2024, reflecting higher cash earnings and lower working capital needs. The major drivers contributing to the increase of $59.6 million year-over-year included the following:
•An increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $44.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These adjustments include fair value changes in investments, unrealized foreign currency exchange (gain)/loss, net, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $19.0 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Collections in accounts receivable, including advance billings, was driven by revenue growth during the six months ended June 30, 2025. Our days sales outstanding were 64 days as of June 30, 2025, compared to 63 days as of June 30, 2024.

•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) during the six months ended June 30, 2024 contributed to a higher cash payout of $11.0 million, whereas no such payment occurred during the six months ended June 30, 2025.

•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payouts of $23.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Investing Activities: Net cash used for investing activities was $36.3 million for the six months ended June 30, 2025, compared to $43.2 million for the six months ended June 30, 2024. The decrease of $6.9 million was primarily due to lower net purchase of investments of $11.5 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was partially offset by higher cash paid for capital expenditures, including investments in infrastructure, technology assets and digital capabilities of $4.0 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Financing Activities: Net cash used for financing activities was $84.6 million during the six months ended June 30, 2025, compared to $27.3 million during the six months ended June 30, 2024. The increase of $57.3 million was primarily due to net repayments of borrowings of $28.5 million during the six months ended June 30, 2025, compared to net proceeds from borrowings of $135.0 million during the six months ended June 30, 2024. This was partially offset by lower purchases of treasury stock of $101.0 million under our share repurchase programs during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $27.4 million of capital expenditures during the six months ended June 30, 2025. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2025, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development, and other digital technologies.

In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.

We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives like acquisition of complementary businesses, capital expenditures and continued stock repurchases, including accelerated stock repurchase under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

Subsequent to the end of the second quarter of 2025, on July 29, 2025, we entered into an Accelerated Share Repurchase Agreement with Citibank to repurchase shares of our common stock for an aggregate purchase price of $125 million, as part of our previously announced 2024 Repurchase Program of $500 million. We plan to fund the repurchase with available cash on hand and/or borrowings from our credit facility.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2025 and December 31, 2024, we had outstanding letters of credit of $0.7 million and $0.8 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements
The following table summarizes our debt position:

	As of
	June 30, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total current portion of long-term borrowings	—	4.9	4.9	—	4.9	4.9

Long-term borrowings	164.0	91.3	255.3	190.0	93.8	283.8
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Total long-term borrowings	164.0	91.2	255.2	190.0	93.6	283.6
Total borrowings	$164.0	$96.1	$260.1	$190.0	$98.5	$288.5
As of June 30, 2025 and December 31, 2024, we were in compliance with the financial covenants under our credit agreement with certain lenders and Citibank N.A. as administrative agent. See Note 18 – Borrowings to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2025, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of June 30, 2025, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2025, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
April 1, 2025 through April 30, 2025	—	$—	—	$—	—	$314,847,451
May 1, 2025 through May 31, 2025	—	$—	426,500	$46.18	426,500	$295,151,177
June 1, 2025 through June 30, 2025	—	$—	479,650	$45.98	479,650	$273,095,473
Total	—	$—	906,150	$46.08	906,150	$—

On February 26, 2024, the Company’s board of directors authorized a $500 million (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”).

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
ExlService Holdings, Inc. 2025 Omnibus Incentive Plan, effective June 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 17, 2025).

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

Date: July 29, 2025	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)