Form 10-Q
period 2025-09-30
ExlService Holdings, Inc.
filed 2025-10-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

As of October 24, 2025, there were 158,700,885 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	7	$160,309	$153,355
Short-term investments	8	229,833	187,223
Restricted cash	7	11,319	9,972
Accounts receivable, net	4	351,426	304,322
Other current assets	11	139,059	140,317
Total current assets		891,946	795,189
Property and equipment, net	9	112,677	101,837
Operating lease right-of-use assets	21	72,346	68,784
Restricted cash	7	8,205	8,071
Deferred tax assets, net	22	115,825	104,747
Goodwill	10	419,871	420,387
Other intangible assets, net	10	39,511	49,331
Long-term investments	8	8,001	13,972
Other assets	12	65,250	56,085
Total assets		$1,733,632	$1,618,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$6,767	$5,884
Current portion of long-term borrowings	18	4,886	4,886
Deferred revenue		17,497	19,264
Accrued employee costs		129,381	129,994
Accrued expenses and other current liabilities	13	129,297	113,597
Current portion of operating lease liabilities	21	19,174	16,491
Total current liabilities		307,002	290,116
Long-term borrowings, less current portion	18	349,934	283,598
Operating lease liabilities, less current portion	21	60,463	59,851
Deferred tax liabilities, net	22	2,465	1,403
Other non-current liabilities	14	61,379	53,573
Total liabilities		781,243	688,541
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 207,938,011 shares issued and 158,882,631 shares outstanding as of September 30, 2025 and 206,510,587 shares issued and 161,801,212 shares outstanding as of December 31, 2024	19	207	206
Additional paid-in capital		627,966	588,583
Retained earnings		1,472,733	1,281,960
Accumulated other comprehensive loss	15	(168,977)	(154,722)
Total including shares held in treasury		1,931,929	1,716,027
Less: 49,055,380 shares as of September 30, 2025 and 44,709,375 shares as of December 31, 2024, held in treasury, at cost	19	(979,540)	(786,165)
Total stockholders’ equity		952,389	929,862
Total liabilities and stockholders’ equity		$1,733,632	$1,618,403
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2025	2024	2025	2024
Revenues, net	3, 4	$529,585	$472,073	$1,545,064	$1,356,946
Cost of revenues (1)		325,649	293,806	953,626	849,336
Gross profit (1)		203,936	178,267	591,438	507,610
Operating expenses:
General and administrative expenses		66,251	57,495	185,217	167,195
Selling and marketing expenses		46,383	37,568	127,754	108,982
Depreciation and amortization expense	9, 10	15,128	13,799	42,740	39,055
Total operating expenses		127,762	108,862	355,711	315,232
Income from operations		76,174	69,405	235,727	192,378
Foreign exchange gain/(loss), net		(1,013)	278	2,390	673
Interest expense	18	(4,923)	(5,526)	(13,349)	(14,145)
Other income, net	6	4,459	4,374	14,833	11,876
Income before income tax expense and earnings from equity affiliates		74,697	68,531	239,601	190,782
Income tax expense	22	16,456	15,460	48,498	43,086
Income before earnings from equity affiliates		58,241	53,071	191,103	147,696
Loss from equity-method investment		(80)	(34)	(330)	(71)
Net income		$58,161	$53,037	$190,773	$147,625
Earnings per share:	5
Basic		$0.36	$0.33	$1.18	$0.90
Diluted		$0.36	$0.33	$1.17	$0.90
Weighted average number of shares used in computing earnings per share:	5
Basic		160,495,712	161,732,872	161,963,152	163,197,767
Diluted		161,714,486	163,187,733	163,481,053	164,620,081

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2025	2024	2025	2024
Net income		$58,161	$53,037	$190,773	$147,625
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(25,816)	10,097	(10,392)	7,257
Currency translation adjustments		(17,986)	5,770	(10,053)	(483)
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	1,636	(882)	2,680	(850)
Retirement benefits (2)	20	(113)	(153)	(341)	(455)
Income tax effects relating to above (3)	22	7,736	(1,317)	3,851	(1,022)
Total other comprehensive income/(loss)		(34,543)	13,515	(14,255)	4,447
Total comprehensive income		$23,618	$66,552	$176,518	$152,072

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended September 30, 2025 and 2024
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950
Stock issued against stock-based compensation plans	23	127,376	—	3,843	—	—	—	—	3,843
Stock-based compensation	23	—	—	23,139	—	—	—	—	23,139
Acquisition of treasury stock	19	—	—	—	—	—	(771,520)	(33,467)	(33,467)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(694)	(694)
Accelerated share repurchase	5, 19	—	—	(25,000)	—	—	(2,302,556)	(100,000)	(125,000)
Other comprehensive loss	15	—	—	—	—	(34,543)	—	—	(34,543)
Net income		—	—	—	58,161	—	—	—	58,161
Balance as of September 30, 2025		207,938,011	$207	$627,966	$1,472,733	$(168,977)	(49,055,380)	$(979,540)	$952,389

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2024		204,783,113	$204	$520,922	$1,178,251	$(136,108)	(42,606,731)	$(710,663)	$852,606
Stock issued against stock-based compensation plans	23	533,889	1	2,414	—	—	—	—	2,415
Stock-based compensation	23	—	—	21,232	—	—	—	—	21,232
Acquisition of treasury stock	19	—	—	—	—	—	(1,009,246)	(34,830)	(34,830)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(412)	(412)
Accelerated share repurchase	5, 19	—	—	27,862	—	—	(820,433)	(27,862)	—
Other comprehensive income	15	—	—	—	—	13,515	—	—	13,515
Net income		—	—	—	53,037	—	—	—	53,037
Balance as of September 30, 2024		205,317,002	$205	$572,430	$1,231,288	$(122,593)	(44,436,410)	$(773,767)	$907,563

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2025 and 2024
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,427,424	1	5,665	—	—	—	—	5,666
Stock-based compensation	23	—	—	58,718	—	—	—	—	58,718
Acquisition of treasury stock	19	—	—	—	—	—	(2,043,449)	(92,710)	(92,710)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(665)	(665)
Accelerated share repurchase	5, 19	—	—	(25,000)	—	—	(2,302,556)	(100,000)	(125,000)
Other comprehensive loss	15	—	—	—	—	(14,255)	—	—	(14,255)
Net income		—	—	—	190,773	—	—	—	190,773
Balance as of September 30, 2025		207,938,011	$207	$627,966	$1,472,733	$(168,977)	(49,055,380)	$(979,540)	$952,389

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2023		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	1,906,964	2	4,361	—	—	—	—	4,363
Stock-based compensation	23	—	—	57,179	—	—	—	—	57,179
Acquisition of treasury stock	19	—	—	—	—	—	(2,133,735)	(69,458)	(69,458)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,030)	(1,030)
Accelerated share repurchase	5, 19	—	—	2,862	—	—	(4,170,517)	(127,862)	(125,000)
Other comprehensive income	15	—	—	—	—	4,447	—	—	4,447
Net income		—	—	—	147,625	—	—	—	147,625
Balance as of September 30, 2024		205,317,002	$205	$572,430	$1,231,288	$(122,593)	(44,436,410)	$(773,767)	$907,563

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$190,773	$147,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,877	39,068
Stock-based compensation expense	58,718	57,179
Reduction in the carrying amount of operating lease right-of-use assets	18,393	16,070
Fair value mark-to-market of investments	(3,191)	(1,233)
Unrealized foreign currency exchange (gain)/loss, net	(10,978)	(3,064)
Deferred income tax benefit	(6,520)	(25,423)
Others, net	1,975	(341)
Change in operating assets and liabilities:
Accounts receivable	(45,395)	(28,900)
Other current and non-current assets	(5,352)	(6,961)
Income taxes payable, net	(960)	(8,438)
Deferred revenue	(1,984)	35
Accrued employee costs	(1,193)	(6,435)
Accounts payable, accrued expenses and other liabilities	15,068	10,177
Operating lease liabilities	(18,895)	(15,180)
Payment of contingent consideration	—	(11,000)
Net cash provided by operating activities	233,336	163,179

Cash flows from investing activities:
Purchases of property and equipment	(41,727)	(36,188)
Proceeds from sale of property and equipment	315	172
Investment in equity affiliate	(1,174)	(600)
Business acquisition (net of cash acquired)	—	(24,466)
Purchases of investments	(247,289)	(225,555)
Proceeds from redemption of investments	207,266	192,162
Net cash used for investing activities	(82,609)	(94,475)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(365)	(222)
Proceeds from borrowings	175,000	290,000
Repayments of borrowings	(108,750)	(145,000)
Acquisition of treasury stock	(218,908)	(195,880)
Payment of contingent consideration	—	(4,000)
Proceeds from issuance of common stock	5,094	3,524
Payment of debt issuance costs	—	(593)
Net cash used for financing activities	(147,929)	(52,171)
Effect of exchange rate changes	5,637	1,330
Net increase in cash, cash equivalents and restricted cash	8,435	17,863
Cash, cash equivalents and restricted cash at the beginning of the period	171,398	145,401
Cash, cash equivalents and restricted cash at the end of the period	$179,833	$163,264

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,473	$14,346
Income taxes	$55,119	$78,069
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$3,379	$2,756
Assets acquired under finance lease	$733	$972

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

(b)Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities included in the unaudited consolidated financial statements. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from these estimates. The significant estimates that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the contingent consideration, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration in a customer contract, expected recoverability from customers

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments and stock-based awards, and useful life of long-lived assets and other intangible assets. The significant assumptions underneath these estimates include, but are not limited to assumptions to calculate stock-based compensation expense, determine pattern of generation of economic benefits to calculate depreciation and amortization for long-lived assets and other intangible assets, and recoverability of long-lived assets, goodwill and other intangible assets.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (“ASC Topic 220”): Expense Disaggregation Disclosures. This ASU improves disclosures relating to the disaggregation of income statement expenses, requires additional disclosures about the nature of expenses in commonly presented financial statement captions on an annual and interim basis for all public business entities. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (“ASC Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. The ASU will be effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU and does not expect it to have a material effect on the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU enhances the guidance for internal-use software development costs by removing references to project stages and simplifying the criteria for when capitalization of software development costs shall begin. The ASU will be effective for annual reporting periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

(d)Recently Adopted and Applicable Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC Topic 718. The ASU will be effective for annual periods beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. The Company has early adopted this ASU beginning January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
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

Revenues and cost of revenues for the three months ended September 30, 2025 and 2024, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$180,547	$135,271	$120,996	$92,771	$529,585
Cost of revenues (1)
Employee costs	96,661	63,561	65,116	49,106	274,444
Infrastructure and technology costs	13,670	7,490	6,617	8,920	36,697
Other costs (2)	4,080	5,999	2,908	1,521	14,508
Gross profit (1)	$66,136	$58,221	$46,355	$33,224	$203,936
Operating expenses					127,762
Income from operations					76,174
Foreign exchange gain, net, interest expense and other income, net					(1,477)
Income before income tax expense and earnings from equity affiliates					$74,697
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)

	Three months ended September 30, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$166,416	$111,197	$108,300	$86,160	$472,073
Cost of revenues (1)
Employee costs	85,808	51,096	59,446	45,851	242,201
Infrastructure and technology costs	12,744	7,578	5,817	8,104	34,243
Other costs (2)	8,097	5,052	2,699	1,514	17,362
Gross profit (1)	$59,767	$47,471	$40,338	$30,691	$178,267
Operating expenses					108,862
Income from operations					69,405
Foreign exchange gain, net, interest expense and other income, net					(874)
Income before income tax expense and earnings from equity affiliates					$68,531
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues and cost of revenues for the nine months ended September 30, 2025 and 2024, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$524,777	$390,352	$359,787	$270,148	$1,545,064
Cost of revenues (1)
Employee costs	282,580	183,457	195,568	143,563	805,168
Infrastructure and technology costs	40,296	21,295	19,153	25,375	106,119
Other costs (2)	13,010	15,915	9,039	4,375	42,339
Gross profit (1)	$188,891	$169,685	$136,027	$96,835	$591,438
Operating expenses					355,711
Income from operations					235,727
Foreign exchange gain, net, interest expense and other income, net					3,874
Income before income tax expense and earnings from equity affiliates					$239,601
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)

	Nine months ended September 30, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$483,142	$317,970	$316,126	$239,708	$1,356,946
Cost of revenues (1)
Employee costs	250,580	145,870	176,044	128,927	701,421
Infrastructure and technology costs	36,677	18,863	15,973	22,471	93,984
Other costs (2)	28,633	14,143	7,170	3,985	53,931
Gross profit (1)	$167,252	$139,094	$116,939	$84,325	$507,610
Operating expenses					315,232
Income from operations					192,378
Foreign exchange gain, net, interest expense and other income, net					(1,596)
Income before income tax expense and earnings from equity affiliates					$190,782
(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Data and AI-led (1)	$298,470	$253,616	$845,169	$722,743
Digital operations (2)	231,115	218,457	699,895	634,203
Revenues, net	$529,585	$472,073	$1,545,064	$1,356,946

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues, net
North America	$436,865	$385,914	$1,275,036	$1,117,238
United Kingdom & Europe	78,980	71,457	228,999	201,269
Rest of World	13,740	14,702	41,029	38,439
Revenues, net	$529,585	$472,073	$1,545,064	$1,356,946

Revenues, net by industry verticals, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Insurance	$211,147	$197,045	$614,730	$565,764
Healthcare and Life Sciences	135,503	111,496	391,066	318,834
Banking, Capital Markets and Diversified Industries	182,935	163,532	539,268	472,348
Revenues, net	$529,585	$472,073	$1,545,064	$1,356,946

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	September 30, 2025	December 31, 2024
Long-lived assets
India	$64,094	$63,040
North America	52,585	52,510
The Philippines	36,676	25,881
South Africa	20,542	23,828
Rest of World	11,126	5,362
Long-lived assets	$185,023	$170,621

4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, net	$351,426	$304,322
Contract assets	$31,148	$39,700
Contract liabilities:
Deferred revenue (consideration received in advance)	$12,239	$15,484
Consideration received for process transition activities	$30,595	$21,993

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Accounts receivable includes $147,896 and $121,817 as of September 30, 2025 and December 31, 2024, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of September 30, 2025 and December 31, 2024, includes receivables of $25,863 and $33,472, respectively, from our payment integrity services. There are no performance risks associated with these contract assets.

There were no significant cumulative catch-up impact or impairment related to contract assets as of September 30, 2025 and December 31, 2024.

Revenue recognized during the three and nine months ended September 30, 2025 and 2024, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Deferred revenue (consideration received in advance)	$1,815	$803	$13,121	$9,095
Consideration received for process transition activities	$1,264	$717	$3,919	$1,996

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Opening balance	$2,192	$1,990	$2,287	$2,122
Additions	198	6	563	377
Amortization	(235)	(218)	(695)	(721)
Closing balance	$2,155	$1,778	$2,155	$1,778

	Contract Fulfillment Costs
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Opening balance	$38,938	$30,404	$36,022	$24,673
Additions	1,683	3,530	7,168	10,814
Amortization	(1,388)	(713)	(3,957)	(2,266)
Closing balance	$39,233	$33,221	$39,233	$33,221

There was no significant impairment for contract acquisition and contract fulfillment costs as of September 30, 2025 and December 31, 2024.

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, including unbilled receivables	$356,153	$307,850
Less: Allowance for expected credit losses	(4,727)	(3,528)
Accounts receivable, net	$351,426	$304,322

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)

The movement in “Allowance for expected credit losses” was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Opening balance	$4,727	$3,560	$3,528	$3,703
Additions / (reductions)	8	342	1,256	274
Reductions due to write-off of accounts receivable	(8)	(27)	(55)	(103)
Currency translation adjustments	—	(1)	(2)	—
Closing balance	$4,727	$3,874	$4,727	$3,874

Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and nine months ended September 30, 2025 and 2024. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of September 30, 2025 and December 31, 2024.
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$58,161	$53,037	$190,773	$147,625
Denominator:
Basic weighted average common shares outstanding	160,495,712	161,732,872	161,963,152	163,197,767
Dilutive effect of stock-based awards	1,218,774	1,454,861	1,517,901	1,422,314
Diluted weighted average common shares outstanding	161,714,486	163,187,733	163,481,053	164,620,081
Earnings per share:
Basic	$0.36	$0.33	$1.18	$0.90
Diluted	$0.36	$0.33	$1.17	$0.90
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,448,090	1,790,695	831,678	2,762,178
In March 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). On July 29, 2025, the Company entered into a new supplemental confirmation to the prior Master Accelerated Share Repurchase Confirmation (together, the “2025 ASR Agreement”). During the three months ended September 30, 2025, the Company recorded the initial delivery of shares in treasury stock at cost, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and prepayment of $25,000 was initially recorded in additional paid-in capital, which reflects the pending settlement of the 2025 ASR Agreement.

Had the 2025 ASR Agreement been settled as of September 30, 2025, determined based on the volume-weighted average price per share since its effective date, Citibank would have been required to deliver additional estimated shares to the Company. The effect of the potential share settlement under the 2025 ASR Agreement was excluded from the computation of diluted earnings per share as its inclusion would have been anti-dilutive.

Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
6. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gain on sale and fair value mark-to-market on investments	$2,196	$1,766	$6,403	$3,944
Interest and dividend income	2,134	2,547	7,441	7,206
Fair value changes of contingent consideration (1)	—	—	—	589
Others, net	129	61	989	137
Other income, net	$4,459	$4,374	$14,833	$11,876
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Cash and cash equivalents	$160,309	$150,102	$153,355
Restricted cash (current) (1)	11,319	7,342	9,972
Restricted cash (non-current) (2)	8,205	5,820	8,071
Cash, cash equivalents and restricted cash	$179,833	$163,264	$171,398

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
September 30, 2025
(In thousands, except per share amount and share count)
8. Investments

Investments consist of the following:

	As of
	September 30, 2025	December 31, 2024
Short-term investments
Mutual funds	$174,761	$108,251
Term deposits	55,072	78,972
Short-term investments	$229,833	$187,223

Long-term investments
Term deposits	$2,454	$9,295
Investment in equity affiliate	5,547	4,677
Long-term investments	$8,001	$13,972
Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	September 30, 2025	December 31, 2024
Property and equipment, gross	$392,338	$356,060
Less: Accumulated depreciation and amortization	(279,661)	(254,223)
Property and equipment, net	$112,677	$101,837

During the three and nine months ended September 30, 2025, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation and amortization expense	$11,818	$10,350	$32,907	$29,449

Internally developed software costs, included in property and equipment was as follows:

	As of
	September 30, 2025	December 31, 2024
Cost	$66,005	$60,447
Less : Accumulated amortization	(47,203)	(38,243)
Internally developed software, net	$18,802	$22,204

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization expense	$3,498	$2,961	$8,981	$8,408

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
During the three and nine months ended September 30, 2025 and 2024, there were no indicators of impairment related to capitalized software.

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

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2024	$77,099	$189,621	$100,639	$53,028	$420,387
Currency translation adjustments	165	(21)	(366)	(294)	(516)
Balance as of September 30, 2025	$77,264	$189,600	$100,273	$52,734	$419,871

During the three and nine months ended September 30, 2025 and 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill during the three and nine months ended September 30, 2025 and 2024.

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(70,255)	$38,295	$108,550	$(60,667)	$47,883
Developed technology	3,633	(3,516)	117	3,529	(3,311)	218
Trade names and trademarks	1,700	(1,517)	183	1,700	(1,442)	258
Non-compete agreements	300	(284)	16	300	(228)	72
	114,183	(75,572)	38,611	114,079	(65,648)	48,431
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Other intangible assets	$115,083	$(75,572)	$39,511	$114,979	$(65,648)	$49,331

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization expense	$3,310	$3,449	$9,833	$9,606

During the three and nine months ended September 30, 2025 and 2024, there were no indicators of impairment related to intangible assets.

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2025 was as follows:

2025 (October 1 - December 31)	$3,302
2026	12,786
2027	11,844
2028	9,227
2029	1,452
Total	$38,611
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2025	December 31, 2024
Advance income tax, net	$49,862	$49,377
Contract assets	27,660	36,072
Prepaid expenses	26,176	21,061
Receivables from statutory authorities	19,506	19,407
Deferred contract fulfillment costs	5,327	4,281
Derivative instruments	3,915	1,973
Others	6,613	8,146
Other current assets	$139,059	$140,317
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2025	December 31, 2024
Deferred contract fulfillment costs	$33,906	$31,741
Deposits with statutory authorities	7,463	7,312
Lease deposits	7,451	6,495
Prepaid expenses	5,444	2,775
Contract assets	3,488	3,628
Derivative instruments	780	852
Others	6,718	3,282
Other assets	$65,250	$56,085

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2025	December 31, 2024
Accrued expenses	$63,803	$63,548
Payable to statutory authorities	23,501	22,935
Client liabilities	16,753	9,711
Derivative instruments	12,877	7,454
Accrued capital expenditures	3,379	2,059
Contingent consideration	2,700	1,280
Income taxes payable	237	284
Others	6,047	6,326
Accrued expenses and other current liabilities	$129,297	$113,597
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2025	December 31, 2024
Deferred transition revenue	$25,364	$18,213
Retirement benefits	22,862	24,795
Derivative instruments	9,036	4,363
Unrecognized tax benefits	2,373	1,966
Contingent consideration	—	1,420
Others	1,744	2,816
Other non-current liabilities	$61,379	$53,573
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. The following table sets forth the changes in AOCI during the nine months ended September 30, 2025 and 2024:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Loss recognized during the period	(10,053)	(10,392)	—	(20,445)
Reclassification to net income (1)	—	2,680	(341)	2,339
Income tax effects (2)	2,146	1,744	(39)	3,851
Accumulated other comprehensive loss as of September 30, 2025	$(154,905)	$(13,516)	$(556)	$(168,977)

Balance as of December 31, 2023	$(132,643)	$4,198	$1,405	$(127,040)
Gain/(Loss) recognized during the period	(483)	7,257	—	6,774
Reclassification to net income (1)	—	(850)	(455)	(1,305)
Income tax effects (2)	146	(1,165)	(3)	(1,022)
Accumulated other comprehensive income/(loss) as of September 30, 2024	$(132,980)	$9,440	$947	$(122,593)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$64,268	$—	$—	$64,268
Mutual funds (2)	174,761	—	—	174,761
Derivative financial instruments	—	4,695	—	4,695
Total	$239,029	$4,695	$—	$243,724
Liabilities
Derivative financial instruments	$—	$21,913	$—	$21,913
Contingent consideration (3)	—	—	2,700	2,700
Total	$—	$21,913	$2,700	$24,613

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Opening balance	$2,700	$—	$2,700	$15,589
Acquisitions	—	7,700	—	7,700
Fair value changes	—	—	—	(589)
Payments	—	—	—	(15,000)
Closing balance	$2,700	$7,700	$2,700	$7,700

During the three and nine months ended September 30, 2025 and 2024, there were no transfers among Level 1, Level 2 and Level 3.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	September 30, 2025	December 31, 2024
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	1,149,500	984,300
Buy U.S. dollar (USD)	31,609	—

The Company estimates that approximately $8,660 of derivative loss, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of September 30, 2025, could be reclassified into earnings within the next twelve months. As of September 30, 2025, the maximum outstanding term of the cash flow hedges was approximately 45 months.

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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	September 30, 2025	December 31, 2024
Sell USD	226,932	179,491
Sell GBP	35,138	20,956
Sell EUR	8,932	9,008
Sell AUD	4,889	4,770
Buy USD (1)	5,455	10,594

(1) This includes $5,455 and $10,006 related to USD purchases against sale of ZAR 94,303 and ZAR 188,373 as of September 30, 2025 and December 31, 2024, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets:
Other current assets	$3,900	$1,711	$15	$262
Other assets	$780	$852	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$12,560	$7,404	$317	$50
Other non-current liabilities	$9,036	$4,363	$—	$—

The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
Derivative financial instruments:	2025	2024	2025	2024
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$(25,816)	$10,097	$(10,392)	$7,257

Loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(7,273)	$(259)	$(8,559)	$(2,332)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended September 30,
	2025		2024
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$529,585	$(816)	$472,073	$—
Cost of revenues	$325,649	(764)	$293,806	518
General and administrative expenses	$66,251	(99)	$57,495	77
Selling and marketing expenses	$46,383	(21)	$37,568	9
Depreciation and amortization expense	$15,128	64	$13,799	38
Interest expense	$4,923	—	$5,526	240
Total before tax		(1,636)		882
Income tax effects on above		354		(107)
Net of tax		$(1,282)		$775

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$(1,013)	$(7,273)	$278	$(259)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Nine months ended September 30,
	2025		2024
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$1,545,064	(1,844)	$1,356,946	$—
Cost of revenues	$953,626	(817)	$849,336	(64)
General and administrative expenses	$185,217	(127)	$167,195	156
Selling and marketing expenses	$127,754	(30)	$108,982	23
Depreciation and amortization expense	$42,740	138	$39,055	12
Interest expense	$13,349	—	$14,145	723
Total before tax		(2,680)		850
Income tax effects on above		571		(416)
Net of tax		$(2,109)		$434

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,390	$(8,559)	$673	$(2,332)
18. Borrowings
The following tables summarizes the Company’s debt position under its credit agreement with Citibank, N.A:

	As of
	September 30, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(114)	(114)	—	(114)	(114)
Current portion of long-term borrowings	—	4,886	4,886	—	4,886	4,886

Long-term borrowings	260,000	90,000	350,000	190,000	93,750	283,750
Unamortized debt issuance costs	—	(66)	(66)	—	(152)	(152)
Long-term borrowings	260,000	89,934	349,934	190,000	93,598	283,598
Borrowings	$260,000	$94,820	$354,820	$190,000	$98,484	$288,484

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $604 and $895 as of September 30, 2025 and December 31, 2024, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

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

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revolving credit facility	5.7%	6.4%	5.7%	6.3%
Term loan facility	5.7%	6.8%	5.7%	6.8%

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of September 30, 2025 was as follows:

	Revolving credit facility	Term loan facility
2025 (October 1 - December 31)	$—	$1,250
2026	—	5,000
2027	260,000	88,750
Total	$260,000	$95,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2025 and December 31, 2024, the Company had outstanding letters of credit of $741 and $761, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2025	—	$—	$—
Three months ended September 30, 2024	91,565	$3,346	$36.54

Nine months ended September 30, 2025	190,716	$9,432	$49.46
Nine months ended September 30, 2024	291,967	$9,721	$33.29

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

In March 2024, the Company entered into the 2024 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000 under the 2024 Repurchase Program. The Company received an initial delivery of 3,350,084 shares in March 2024, representing 80% of the aggregate purchase price, which was recorded in treasury stock, while a prepayment of $25,000 was recorded in additional paid-in capital to reflect the pending settlement. The Company received an additional 820,433 shares upon final settlement in July 2024.

On July 29, 2025, the Company entered into the 2025 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 2,302,556 shares of its common stock at an initial price of $43.43 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2025 ASR Agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the effective date. Under the terms of the 2025 ASR Agreement, the ultimate number of shares of Common Stock that the Company will repurchase will be based on the average of the daily volume-weighted average price of the Common Stock during the term of the 2025 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement. At final settlement, Citibank may be required to deliver additional shares of Common Stock to the Company, or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of Common Stock at its election to Citibank. The final settlement of the 2025 ASR Agreement is expected to be completed on December 1, 2025, subject to acceleration at Citibank’s discretion, which could be completed as early as October 30, 2025.

Under the Company’s repurchase program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2025	3,074,076	$133,467	$43.42
Three months ended September 30, 2024	1,738,114	$59,346	$34.14

Nine months ended September 30, 2025	4,155,289	$183,278	$44.11
Nine months ended September 30, 2024	6,012,285	$187,599	$31.20
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $694 and $412, during the three months ended September 30, 2025 and 2024, respectively, and $665 and $1,030, during the nine months ended September 30, 2025 and 2024, respectively.
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

Change in Plan Assets
Plan assets as of December 31, 2024	$19,963
Actual return	1,130
Employer contribution	5,806
Benefits paid	(1,286)
Currency translation adjustments	(849)
Plan assets as of September 30, 2025	$24,764

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$1,359	$1,117	$4,148	$3,325
Interest cost	500	386	1,526	1,160
Expected return on plan assets	(339)	(309)	(1,035)	(931)
Amortization of actuarial (gain)/loss, gross of tax	(113)	(153)	(341)	(455)
Net gratuity cost	$1,407	$1,041	$4,298	$3,099

Amortization of actuarial (gain)/loss, gross of tax	$(113)	$(153)	$(341)	$(455)
Income tax effects on above	(13)	(1)	(39)	(3)
Amortization of actuarial (gain)/loss, net of tax	$(126)	$(154)	$(380)	$(458)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contribution to the 401(k) Plans	$1,469	$1,358	$5,640	$4,991
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$8,291	$7,112	$24,768	$20,752

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Finance lease:
Depreciation on underlying ROU assets	$157	$111	$436	$261
Interest on lease liabilities	79	53	225	134
	236	164	661	395
Operating lease (1)	6,414	5,995	19,121	17,088
Variable lease costs	1,227	1,240	3,514	3,329
Sublease income	(111)	(49)	(334)	(49)
Total lease cost	$7,766	$7,350	$22,962	$20,763

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2025	2024
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$18,895	$15,180
Operating cash outflows for finance leases	$79	$134
Financing cash outflows for finance leases	$365	$222
ROU assets obtained in exchange for new operating lease liabilities	$14,996	$17,753
ROU assets obtained in exchange for new finance lease liabilities	$733	$972
Weighted average remaining lease term (in years)
Finance lease	2.7 years	3.2 years
Operating lease	4.5 years	4.9 years
Weighted average discount rate
Finance lease	15.1%	14.9%
Operating lease	8.1%	7.9%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $5,766 and $3,383, during the nine months ended September 30, 2025 and 2024, respectively, with a corresponding adjustment to ROU assets.

As of September 30, 2025 and December 31, 2024, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of September 30, 2025 were as follows:

	Operating Leases	Finance Leases
2025 (October 1 - December 31)	$6,149	$840
2026	24,463	776
2027	22,275	578
2028	18,895	366
2029	10,693	120
2030 and thereafter	13,260	—
Total lease payments	95,735	2,680
Less: Imputed interest	16,098	608
Present value of lease liabilities	$79,637	$2,072
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate decreased from 22.6% to 22.1%, during the three months ended September 30, 2024 and 2025, respectively. The Company recorded income tax expense of $16,456 and $15,460 during the three months ended September 30, 2025 and 2024, respectively. The increase in income tax expense was primarily driven by higher profit, and lower excess tax benefits, partially offset by lower state taxes and a decrease in non-deductible expenses during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The effective tax rate decreased from 22.6% to 20.3%, during the nine months ended September 30, 2024 and 2025, respectively. The Company recorded income tax expense of $48,498 and $43,086 during the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense was primarily driven by higher profit, and an increase in non-deductible expenses, partially offset by lower state taxes and higher excess tax benefits during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

On July 4, 2025, President Trump signed new tax legislation known as the One Big Beautiful Bill Act (“OBBBA”), which effectively extends certain provisions of the 2017 Tax Cuts and Jobs Act, including adjustments to several provisions that were scheduled to sunset, phase out, or phase in. As a result of the Company’s election to expense research or experimental expenditures incurred in the United States and the related transition provisions, the Company’s U.S. cash taxes for 2025 will decrease, while there will be no significant impact on its effective tax rate.

Deferred income taxes recognized in OCI were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$4,945	$(342)	$2,315	$(1,581)
Reclassification adjustment for cash flow hedges	(354)	107	(571)	416
Reclassification adjustment for retirement benefits	(13)	(1)	(39)	(3)
Currency translation adjustments	3,158	(1,081)	2,146	146
Total	$7,736	$(1,317)	$3,851	$(1,022)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
23. Stock-Based Compensation

Stock-based compensation expense by function, as below, are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenues	$3,321	$4,182	$10,229	$11,989
General and administrative expenses	9,037	8,514	22,840	22,635
Selling and marketing expenses	10,781	8,536	25,649	22,555
Total	$23,139	$21,232	$58,718	$57,179

Income tax benefit related to share-based compensation (1)	$5,788	$5,830	$19,104	$15,807
(1) Includes $64 and $1,673 during the three months ended September 30, 2025 and 2024, respectively, and $14,792 and $9,214 during the nine months ended September 30, 2025 and 2024, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

On June 17, 2025, the Company’s stockholders approved 2025 Omnibus Incentive Plan (the "2025 Plan"), which among other things, reserves 6,800,000 shares (as adjusted under the terms thereof) of the Company’s common stock for grant of awards under the 2025 Plan, at which time new awards under the 2018 Omnibus Incentive Plan (the "2018 Plan") were not permitted to be made, but outstanding awards under the 2018 Plan will continued to be governed by the terms thereof. As of September 30, 2025, the Company had 5,702,547 shares available for future grants under the 2025 Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,768,305	$30.14	$25,187	8.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(33,585)	30.15	—	—
Outstanding at September 30, 2025	1,734,720	$30.14	$24,102	7.7
Vested and exercisable at September 30, 2025	861,740	$30.14	$11,973	7.7
Weighted average grant date fair value of per unit of stock option granted during the period	$—

As of September 30, 2025, unrecognized compensation cost of $9,067 is expected to be expensed over a weighted average period of 1.8 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024*	144,845	$24.95
Granted	—	—
Vested*	(144,845)	24.95
Forfeited	—	—
Outstanding as of September 30, 2025*	—	$—
* As of September 30, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 217,230 and 72,385, respectively.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024*	3,240,200	$28.82
Granted	1,050,019	50.62
Vested*	(1,321,833)	26.55
Forfeited	(125,336)	36.27
Outstanding as of September 30, 2025*	2,843,050	$37.60

* As of September 30, 2025 and December 31, 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 346,431 and 289,547, respectively.
As of September 30, 2025, unrecognized compensation cost of $80,207 is expected to be expensed over a weighted average period of 2.7 years.
Performance Based Stock Awards

Under the Company’s equity incentive plans, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the nine months ended September 30, 2025, under the 2025 Plan and the 2018 Plan, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under PRSU agreements, and are measured over a three-year performance period (“MU”).

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024	537,944	$31.02	806,519	$43.06
Granted	244,685	49.28	366,915	76.08
Vested	—	—	—	—
Forfeited	(15,561)	38.03	(23,321)	56.12
Outstanding as of September 30, 2025	767,068	$36.70	1,150,113	$53.33

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
(In thousands, except per share amount and share count)
As of September 30, 2025, unrecognized compensation cost of $45,697 is expected to be expensed over a weighted average period of 1.8 years.
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

The seventh offering period under the 2022 ESPP commenced on July 1, 2025 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2024	3,672,744
Issuance of common stock related to the:
Fifth offering period	64,939	$1,823
Sixth offering period	97,536	$3,844
Shares available for issuance as of September 30, 2025	3,510,269
Contributions received for the seventh offering period up to September 30, 2025	—	$1,356

24. Related Party Disclosures

The Company provides data and AI-led services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $42 and $80 during the three months ended September 30, 2025 and 2024, respectively, and $126 and $382 during the nine months ended September 30, 2025 and 2024, respectively. The Company had outstanding accounts receivable, net of $14 and $56, related to this service contract as of September 30, 2025 and December 31, 2024, respectively.

25. Commitments and Contingencies

Capital Commitments

As of September 30, 2025 and December 31, 2024, the Company had committed to spend approximately $6,000 and $6,500, respectively, net of capital advances, under agreements to purchase property and equipment.

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of September 30, 2025, the Company has invested $2,400 in the Partnership and is committed to make further investments up to an amount of $1,600.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2025
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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of September 30, 2025 and December 31, 2024 is $46,645 and $49,588, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,757 and $7,506, as of September 30, 2025 and December 31, 2024, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

Pursuant to reviewing the Company’s annual VAT and service tax filings, the Indian tax authorities raised aggregate demands for tax years 2015 and 2017, in the amounts of $5,249 and $5,339, as of September 30, 2025 and December 31, 2024, respectively. The Company has provided bank guarantees against these demands in the amounts of $5,148 and $5,339, as of September 30, 2025 and December 31, 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian GST authorities rejected the Company’s refund claims in the amounts of $5,537 and $5,885 as of September 30, 2025 and December 31, 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowance was recorded against these GST receivables as of September 30, 2025 and December 31, 2024, respectively.

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
September 30, 2025
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

Revenues

For the three months ended September 30, 2025, we generated revenues of $529.6 million compared to revenues of $472.1 million for the three months ended September 30, 2024, an increase of $57.5 million, or 12.2%. For the nine months ended September 30, 2025, we generated revenues of $1,545.1 million compared to revenues of $1,356.9 million for the nine months ended September 30, 2024, an increase of $188.2 million, or 13.9%.

We serve clients mainly in North America, and the United Kingdom & Europe, with these two regions generating 82.5% and 14.9%, respectively, of our total revenues for the three months ended September 30, 2025, and 81.7% and 15.1%, respectively, of our total revenues for the three months ended September 30, 2024. For the nine months ended September 30, 2025, these two regions generated 82.5% and 14.8%, respectively, of our total revenues and 82.3% and 14.8%, respectively, of our total revenues for the nine months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, our total revenues from our top ten clients accounted for 34.5% and 34.2% of our total revenues, respectively. For the nine months ended September 30, 2025 and 2024, our total revenues from our top ten clients accounted for 33.8% and 33.2% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

On July 4, 2025, President Trump signed new tax legislation known as the One Big Beautiful Bill Act (“OBBBA”), which effectively extends certain provisions of the 2017 Tax Cuts and Jobs Act, including adjustments to several provisions that were scheduled to sunset, phase out, or phase in. As a result of our election to expense research or experimental expenditures incurred in the United States and the related transition provisions, our U.S. cash taxes for 2025 will decrease, while there will be no significant impact on its effective tax rate.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

					(dollars in millions)
	Three months ended September 30, 2025	Percentage of Revenues, net	Three months ended September 30, 2024	Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$529.6	100.0%	$472.1	100.0%	$57.5	12.2%
Cost of revenues (1)	325.6	61.5%	293.8	62.2%	31.8	10.8%
Gross profit (1)	204.0	38.5%	178.3	37.8%	25.7	14.4%
Operating expenses:
General and administrative expenses	66.3	12.5%	57.5	12.2%	8.8	15.2%
Selling and marketing expenses	46.4	8.8%	37.6	8.0%	8.8	23.5%
Depreciation and amortization expense	15.1	2.9%	13.8	2.9%	1.3	9.6%
Total operating expenses	127.8	24.1%	108.9	23.1%	18.9	17.4%
Income from operations	76.2	14.4%	69.4	14.7%	6.8	9.8%
Foreign exchange gain/(loss), net	(1.0)	(0.2)%	0.3	0.1%	(1.3)	(464.4)%
Interest expense	(4.9)	(0.9)%	(5.5)	(1.2)%	0.6	(10.9)%
Other income, net	4.5	0.8%	4.3	0.9%	0.2	1.9%
Income before income tax expense and earnings from equity affiliates	74.8	14.1%	68.5	14.5%	6.3	9.0%
Income tax expense	16.5	3.1%	15.5	3.3%	1.0	6.4%
Income before earnings from equity affiliates	58.3	11.0%	53.0	11.2%	5.3	9.7%
Loss from equity-method investment	(0.1)	—%	—	—%	(0.1)	—%
Net income	$58.2	11.0%	$53.0	11.2%	$5.2	9.7%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues

The following table summarizes our revenues by reportable segments:

	Three months ended September 30,		Dollar change	Percentage change	Percentage of Total Revenues for the three months ended September 30,
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$180.5	$166.4	$14.1	8.5%	34.1%	35.3%
Healthcare and Life Sciences	135.3	111.2	24.1	21.6%	25.5%	23.6%
Banking, Capital Markets and Diversified Industries	121.0	108.3	12.7	11.7%	22.8%	22.9%
International Growth Markets	92.8	86.2	6.6	7.7%	17.6%	18.2%
Total revenues, net	$529.6	$472.1	$57.5	12.2%	100.0%	100.0%
Revenues for the three months ended September 30, 2025 were up by $57.5 million, or 12.2%, compared to the three months ended September 30, 2024, primarily driven by the expansion of business from our existing clients across all reportable segments by 9.7% and revenue from new client wins, including revenue from our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) by 2.5% during the three months ended September 30, 2025.

Revenue growth in Insurance by 8.5% was driven by the expansion of business from our existing clients by 7.7% and new clients by 0.8% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Revenue growth in Healthcare and Life Sciences by 21.6% was driven by the expansion of business from our existing clients by 20.5% and new clients including revenue from ITI Data by 1.1% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Revenue growth in Banking, Capital Markets and Diversified Industries by 11.7% was driven by the expansion of business from our existing clients by 5.4% and new clients including revenue from ITI Data by 6.3% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Revenue growth in International Growth Markets by 7.7% was driven by the expansion of business from our existing clients by 5.8% and new clients including revenue from ITI Data by 2.6%, partially offset by a foreign exchange loss, net of hedging by 0.7% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Dollar change	Percentage change	Three months ended September 30,		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$114.4	$106.6	$7.8	7.3%	36.6%	35.9%	0.7%
Healthcare and Life Sciences	77.1	63.7	13.4	20.9%	43.0%	42.7%	0.3%
Banking, Capital Markets and Diversified Industries	74.6	68.0	6.6	9.8%	38.3%	37.2%	1.1%
International Growth Markets	59.5	55.5	4.0	7.4%	35.8%	35.6%	0.2%
Total	$325.6	$293.8	$31.8	10.8%	38.5%	37.8%	0.7%

Cost of revenues for the three months ended September 30, 2025 increased by $31.8 million, or 10.8% compared to the three months ended September 30, 2024. The increase in cost of revenues was primarily due to increases in employee-related costs of $38.4 million on account of higher headcount and wage inflation, higher facilities, technology and other operating costs of $2.9 million, partially offset by lower mail and data expenses in our direct marketing business of $4.3 million and a foreign exchange gain, net of hedging of $5.2 million. Our gross margin for the three months ended September 30, 2025 was 38.5%, compared to 37.8% for the three months ended September 30, 2024, an increase of 70 basis points (“bps”) primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs across all reportable segments during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in cost of revenues in Insurance by $7.8 million for the three months ended September 30, 2025 was primarily due to increases in employee-related costs of $12.9 million on account of higher headcount and wage inflation, higher other operating costs of $0.9 million, partially offset by lower mail and data expenses in our direct marketing business of $4.3 million and a foreign exchange gain, net of hedging of $1.7 million. Gross margin in Insurance increased by 70 bps, primarily due to higher volumes in certain existing clients during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in cost of revenues in Healthcare and Life Sciences by $13.4 million for the three months ended September 30, 2025 was primarily due to increases in employee-related costs of $13.6 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities and other operating costs of $1.0 million, partially offset by a foreign exchange gain, net of hedging of $1.2 million. Gross margin in Healthcare and Life Sciences increased by 30 bps primarily due to higher volumes in certain existing clients during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $6.6 million for the three months ended September 30, 2025 was primarily due to increases in employee-related costs of $7.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology and other operating costs of $0.6 million, partially offset by a foreign exchange gain, net of hedging of $1.2 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 110 bps, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in cost of revenues in International Growth Markets by $4.0 million for the three months ended September 30, 2025 was primarily due to increases in employee-related costs of $4.7 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology and other operating costs of $0.4 million, partially offset by a foreign exchange gain, net of hedging of $1.1 million. Gross margin in International Growth Markets increased by 20 bps, primarily due to higher volumes in certain existing clients during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased by 1.1% to 21.3% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in SG&A expenses by $17.6 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to increases in employee-related costs of $17.0 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data and increase in investments in digital and generative AI capabilities and other operating costs of $0.6 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2025.
Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues remained flat during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in depreciation and amortization expense by 9.6% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. The increase in income from operations by 9.8% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange loss, net of $1.0 million for the three months ended September 30, 2025, compared to a foreign exchange gain, net of $0.3 million for the three months ended September 30, 2024. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Interest expense. The decrease in interest expense by $0.6 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to lower average borrowings and a lower average effective interest rate of 5.7% during the three months ended September 30, 2025, compared to 6.5% during the three months ended September 30, 2024.
Other Income, net.

	Three months ended September 30,		Dollar change	Percentage change
	2025	2024
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$2.2	$1.8	$0.4	24.3%
Interest and dividend income	2.1	2.5	(0.4)	(16.2)%
Others, net	0.2	—	0.2	111.5%
Other income, net	$4.5	$4.3	$0.2	1.9%

Other income, net increased marginally by $0.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Income Tax Expense. The effective tax rate decreased from 22.6% during the three months ended September 30, 2024 to 22.1% during the three months ended September 30, 2025. We recorded income tax expense of $16.5 million and $15.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase in income tax expense was primarily as a result of higher profit and lower excess tax benefits, partially offset by lower state taxes and decrease in non-deductible expenses during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Net Income. The increase in net income by 9.7% during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was attributable to the aforementioned factors.

Results of Operations
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

					(dollars in millions)
	Nine months ended September 30, 2025	Percentage of Revenues, net	Nine months ended September 30, 2024	Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$1,545.1	100.0%	$1,356.9	100.0%	$188.2	13.9%
Cost of revenues (1)	953.6	61.7%	849.3	62.6%	104.3	12.3%
Gross profit (1)	591.5	38.3%	507.6	37.4%	83.9	16.5%
Operating expenses:
General and administrative expenses	185.2	12.0%	167.2	12.3%	18.0	10.8%
Selling and marketing expenses	127.8	8.3%	109.0	8.0%	18.8	17.2%
Depreciation and amortization expense	42.8	2.8%	39.0	2.9%	3.8	9.4%
Total operating expenses	355.8	23.0%	315.2	23.2%	40.6	12.8%
Income from operations	235.7	15.3%	192.4	14.2%	43.3	22.5%
Foreign exchange gain, net	2.4	0.2%	0.7	—%	1.7	255.1%
Interest expense	(13.3)	(0.9)%	(14.1)	(1.0)%	0.8	(5.6)%
Other income, net	14.8	1.0%	11.8	0.9%	3.0	24.9%
Income before income tax expense and earnings from equity affiliates	239.6	15.5%	190.8	14.1%	48.8	25.6%
Income tax expense	48.5	3.1%	43.1	3.2%	5.4	12.6%
Income before earnings from equity affiliates	191.1	12.4%	147.7	10.9%	43.4	29.4%
Loss from equity-method investment	(0.3)	—%	(0.1)	—%	(0.2)	364.8%
Net income	$190.8	12.3%	$147.6	10.9%	$43.2	29.2%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

The following table summarizes our revenues by reportable segments:

	Nine months ended September 30,			Percentage change	Percentage of Total Revenues for the nine months ended September 30,
	2025	2024	Dollar change		2025	2024
	(dollars in millions)
Insurance	$524.8	$483.1	$41.7	8.6%	34.0%	35.6%
Healthcare and Life Sciences	390.4	318.0	72.4	22.8%	25.3%	23.4%
Banking, Capital Markets and Diversified Industries	359.8	316.1	43.7	13.8%	23.3%	23.3%
International Growth Markets	270.1	239.7	30.4	12.7%	17.4%	17.7%
Total revenues, net	$1,545.1	$1,356.9	$188.2	13.9%	100.0%	100.0%

Revenues for the nine months ended September 30, 2025 were up by $188.2 million, or 13.9%, compared to the nine months ended September 30, 2024, primarily driven by the expansion of business from our existing clients across all reportable segments by 10.8% and revenue from new client wins, including revenue from ITI Data by 3.1% during the nine months ended September 30, 2025.

Revenue growth in Insurance by 8.6% was driven by the expansion of business from our existing clients by 7.8% and new clients by 0.8% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Revenue growth in Healthcare and Life Sciences by 22.8% was driven by the expansion of business from our existing clients by 21.5% and new clients including revenue from ITI Data by 1.3% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Revenue growth in Banking, Capital Markets and Diversified Industries by 13.8% was driven by the expansion of business from our existing clients by 6.0% and new clients including revenue from ITI Data by 7.8% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Revenue growth in International Growth Markets by 12.7% was driven by the expansion of business from our existing clients by 9.2% and new clients including revenue from ITI Data by 4.0%, partially offset by a foreign exchange loss, net of hedging by 0.5% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Nine months ended September 30,		Dollar change	Percentage change	Nine months ended September 30,		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$335.9	$315.9	$20.0	6.3%	36.0%	34.6%	1.4%
Healthcare and Life Sciences	220.7	178.9	41.8	23.4%	43.5%	43.7%	(0.2)%
Banking, Capital Markets and Diversified Industries	223.7	199.2	24.5	12.3%	37.8%	37.0%	0.8%
International Growth Markets	173.3	155.3	18.0	11.5%	35.8%	35.2%	0.6%
Total	$953.6	$849.3	$104.3	12.3%	38.3%	37.4%	0.9%

Cost of revenues for the nine months ended September 30, 2025 increased by $104.3 million, or 12.3%, compared to the nine months ended September 30, 2024. The increase in cost of revenues was primarily due to increases in employee-related costs of $116.1 million on account of higher headcount and wage inflation, higher facilities, technology and other operating costs of $13.3 million, partially offset by lower mail and data expenses in our direct marketing business of $13.3 million and a foreign exchange gain, net of hedging of $11.8 million. Our gross margin for the nine months ended September 30, 2025 was 38.3% compared to 37.4% for the nine months ended September 30, 2024, an increase of 90 bps primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in cost of revenues in Insurance by $20.0 million for the nine months ended September 30, 2025 was primarily due to increases in employee-related costs of $35.7 million on account of higher headcount and wage inflation, higher technology costs of $2.8 million, partially offset by lower mail and data expenses in our direct marketing business of $13.3 million, other operating costs of $1.2 million and a foreign exchange gain, net of hedging of $4.0 million. Gross margin in Insurance increased by 140 bps, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in cost of revenues in Healthcare and Life Sciences by $41.8 million for the nine months ended September 30, 2025 was primarily due to increases in employee-related costs of $39.8 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities costs of $1.6 million, higher technology and other operating costs of $3.1 million, partially offset by a foreign exchange gain, net of hedging of $2.7 million. Gross margin in Healthcare and Life Sciences decreased by 20 bps, primarily due to lower revenues in certain existing clients during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $24.5 million for the nine months ended September 30, 2025 was primarily due to increases in employee-related costs of $23.4 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology costs of $1.6 million, higher facilities and other operating costs of $2.4 million, partially offset by a foreign exchange gain, net of hedging of $2.9 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 80 bps, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in cost of revenues in International Growth Markets by $18.0 million for the nine months ended September 30, 2025 was primarily due to increases in employee-related costs of $17.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology and other operating costs of $3.0 million, partially offset by a foreign exchange gain, net of hedging of $2.2 million. Gross margin in International Growth Markets increased by 60 bps, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues remained flat at 20.3% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in SG&A expenses by $36.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to increases in employee-related costs of $35.0 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, increase in investments in digital and generative AI capabilities of $2.1 million, higher sales and marketing costs of $1.0 million and other operating costs of $1.8 million. This increase in SG&A was partially offset by one-time restructuring and litigation settlement costs of $3.1 million incurred during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2025.

Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.1% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in depreciation and amortization expense by 9.4% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. The increase in income from operations by 22.5% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $2.4 million for the nine months ended September 30, 2025, compared to a foreign exchange gain, net of $0.7 million for the nine months ended September 30, 2024. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interest expense. The decrease in interest expense by $0.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to lower average borrowings and a lower average effective interest rate of 5.7% during the nine months ended September 30, 2025, compared to 6.3% during the nine months ended September 30, 2024.

Other Income, net.

	Nine months ended September 30,
	2025	2024	Dollar change	Percentage change
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$6.4	$3.9	$2.5	62.3%
Interest and dividend income	7.4	7.2	0.2	3.3%
Fair value changes of contingent consideration	—	0.6	(0.6)	(100.0)%
Others, net	1.0	0.1	0.9	NM (1)
Other income, net	$14.8	$11.8	$3.0	24.9%

(1) Not Meaningful

The increase in other income, net by $3.0 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to higher yield on our investments, and reversal of certain contingent liabilities of $0.9 million that were no longer required during the nine months ended September 30, 2025, partially offset by reversal of contingent consideration liability of $0.6 million related to our June 2022 acquisition of Inbound Media Group, LLC during the nine months ended September 30, 2024.

Income Tax Expense. The effective tax rate decreased from 22.6% during the nine months ended September 30, 2024 to 20.3% during the nine months ended September 30, 2025. We recorded income tax expense of $48.5 million and $43.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense was primarily as a result of higher profit and an increase in non-deductible expenses, partially offset by lower state taxes and higher excess tax benefits during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Net Income. The increase in net income by 29.2% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was attributable to the aforementioned factors.

Liquidity and Capital Resources

	Nine months ended September 30,		Dollar Change	Percentage Change
	2025	2024
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$171.4	$145.4	$26.0	17.9%
Net cash provided by operating activities	233.3	163.2	70.1	43.0%
Net cash used for investing activities	(82.6)	(94.5)	11.9	(12.6)%
Net cash used for financing activities	(147.9)	(52.2)	(95.7)	183.5%
Effect of exchange rate changes	5.6	1.4	4.2	323.8%
Closing cash, cash equivalents and restricted cash	$179.8	$163.3	$16.5	10.1%

As of September 30, 2025 and December 31, 2024, we had $390.1 million and $340.6 million, respectively, in cash, cash equivalents and short-term investments, of which $349.7 million and $296.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.

Operating Activities: Net cash provided by operating activities was $233.3 million during the nine months ended September 30, 2025, compared to $163.2 million during nine months ended September 30, 2024, reflecting higher cash earnings and lower working capital needs. The major drivers contributing to the increase of $70.1 million year-over-year included the following:

•An increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $62.2 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These adjustments include fair value changes in investments, unrealized foreign currency exchange (gain)/loss, net, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.

•Changes in accounts receivable, including advance billings, driven by revenue growth, contributed lower cash flow of $18.6 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Our days sales outstanding were 63 days as of September 30, 2025, compared to 64 days as of September 30, 2024.

•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) contributed to a higher cash payout of $11.0 million during the nine months ended September 30, 2024, whereas no such payment occurred during the nine months ended September 30, 2025.

•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payout of $15.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Investing Activities: Net cash used for investing activities was $82.6 million for the nine months ended September 30, 2025, compared to $94.5 million for the nine months ended September 30, 2024. The decrease of $11.9 million was primarily due to net cash used for business acquisition of $24.5 million during the nine months ended September 30, 2024 whereas no such payment occurred during the nine months ended September 30, 2025. This was partially offset by higher net purchase of investments of $6.6 million and higher cash paid for capital expenditures, including investments in infrastructure, technology assets and digital capabilities of $5.4 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Financing Activities: Net cash used for financing activities was $147.9 million during the nine months ended September 30, 2025, compared to $52.2 million during the nine months ended September 30, 2024. The increase of $95.7 million was primarily due to lower net proceeds from borrowings of $78.7 million during the nine months ended September 30, 2025, compared to nine months ended September 30, 2024 and higher purchases of treasury stock of

$23.0 million under our share repurchase programs during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was partially offset by payment of contingent consideration related to our December 2021 acquisition of Clairvoyant of $4.0 million during the nine months ended September 30, 2024 whereas no such payment occurred during the nine months ended September 30, 2025.

On July 29, 2025, we entered into a new supplemental confirmation to the prior Master Accelerated Share Repurchase Confirmation (together, the “2025 ASR Agreement”) with Citibank to repurchase shares of our common stock for an aggregate purchase price of $125 million, as part of our 2024 Repurchase Program of $500 million. We funded the repurchase with available cash on hand and borrowing from our credit facility.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $41.7 million of capital expenditures during the nine months ended September 30, 2025. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2025, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development, and other digital technologies.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2025 and December 31, 2024, we had outstanding letters of credit of $0.7 million and $0.8 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements
The following table summarizes our debt position:

	As of
	September 30, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total current portion of long-term borrowings	—	4.9	4.9	—	4.9	4.9

Long-term borrowings	260.0	90.0	350.0	190.0	93.8	283.8
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Total long-term borrowings	260.0	89.9	349.9	190.0	93.6	283.6
Total borrowings	$260.0	$94.8	$354.8	$190.0	$98.5	$288.5
As of September 30, 2025 and December 31, 2024, we were in compliance with the financial covenants under our credit agreement with certain lenders and Citibank N.A. as administrative agent. See Note 18 – Borrowings to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of September 30, 2025, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2025, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
July 1, 2025 through July 31, 2025	—	$—	517,000	$43.44	517,000	$250,636,306
August 1, 2025 through August 31, 2025	—	$—	2,345,713	$43.43	2,345,713	$123,769,283
September 1, 2025 through September 30, 2025	—	$—	211,363	$43.25	211,363	$114,628,029
Total	—	$—	3,074,076	$43.42	3,074,076	$—

On February 26, 2024, the Company’s board of directors authorized a $500 million (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”).

On July 29, 2025, we entered into the 2025 ASR Agreement with Citibank to repurchase shares of our common stock for an aggregate purchase price of $125 million, as part of our 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125 million, we received an initial delivery of 2,302,556 shares of our common stock at an initial price of $43.43 per share, representing 80% of the aggregate purchase price. See Note 19 – Capital Structure to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Ajay Ayyappan, Executive Vice President, General Counsel & Corporate Secretary	Rule 10b5-1 Trading Arrangement	August 11, 2025	March 6, 2026	24,494

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

Date: October 28, 2025	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)