Form 10-K
period 2025-12-31
ExlService Holdings, Inc.
filed 2026-02-24
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates was approximately $6,886,850,585.

As of February 20, 2026, there were 156,383,708 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL,” “we,” “us,” “our” or the “Company”), incorporated in Delaware in 2002, is a global data and artificial intelligence (“AI”) company that offers services and solutions to reinvent client business models, drive better outcomes and unlock growth with speed. EXL harnesses the power of data, AI, and deep industry knowledge to transform businesses, including the world’s leading corporations in industries including insurance, healthcare and life sciences, banking and capital markets, retail, communications and media, and energy and infrastructure, among others. EXL was founded in 1999 with the core values of innovation, collaboration, excellence, integrity and respect. We are headquartered in New York and have over 65,000 employees spanning six continents.

Using our deep understanding of the industry that we have developed in over 25 years of managing critical business operations, we help enterprises unlock the full value of their structured and unstructured data and embed AI into their workflows. We deliver business outcomes for our clients at speed and scale, by reinventing their business models through advanced analytics and AI powered digital operations to help them achieve superior customer experience, higher productivity, cost efficiency and business growth. Our vision of being an indispensable partner for data and AI-led transformation reflects the long-term priorities of our clients' businesses across industry sectors, and we continue to evolve our offerings with a variety of AI services and solutions.

One of our key assets is our global delivery network, which includes highly trained industry and process specialists across the United States, the United Kingdom, Latin America, South Africa, Europe and Asia (primarily India and the Philippines). We have operations centers in India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland.

In the first quarter of 2025, we implemented operational and structural changes to accelerate the execution of our data and AI strategy and align with how our management reviews financial information and makes operating decisions. The new operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging our full suite of capabilities; and Strategic Growth Units (“SGUs”) to focus on rapidly advancing our operational, analytics, data management, digital engineering, and AI capabilities specific to our chosen industries. Our IMUs focus on managing customer relationships and delivering the “One EXL” value proposition to clients, maintaining a unified go-to-market approach and being integrally responsible for growth, profitability and client satisfaction.

Accordingly, our new reportable segments, aligned to our IMUs, are as follows:

•Insurance,
•Healthcare and Life Sciences,
•Banking, Capital Markets and Diversified Industries,
•International Growth Markets

The primary changes in our new reportable segments reflect 1) the integration of our former Analytics reportable segment as a core capability within each of our IMUs, ensuring alignment with the specialized needs of our clients across IMUs, 2) the reorganization of our former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of the new Healthcare and Life Sciences reportable segment, and 3) the formation of International Growth Markets as a separate IMU to represent all our services and solutions offerings to clients in the United Kingdom, Europe, Middle East, Asia-Pacific and South Africa geographies across all industry verticals. The International Growth Markets IMU is helping strategically expand our footprint in markets outside of North America and drive focus on offerings and expansion in those markets in new and existing clients.

In addition, our revenues by service type are now presented as data and AI-led solutions and services and digital operations solutions and services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), the United Kingdom and Europe, and Rest of World.
Our Services
We provide data and AI-led solutions and services and digital operations solutions and services to our clients. We market and sell our solutions and services to existing and prospective clients through our sales and client management teams, which are aligned by our IMUs. Our sales and client management teams operate primarily from the United States, India, the United Kingdom, Ireland and Australia.

Data and AI-led
In our data and AI-led solutions and services we embed data and AI into client workflows, leveraging our deep domain knowledge, analytics, data management and digital engineering expertise. Our industry-specific offerings are designed to help our clients address large and complex business challenges, accelerate growth, improve customer experience, enhance efficiency, and deliver lasting competitive advantages. As clients evolve from digital operations to data and AI-powered operations, this evolution represents the next stage of enterprise transformation.

We deliver modern, cloud ready data management by unifying fragmented data, strengthening governance, and enabling AI driven decisioning. Our capabilities span data modernization, automated quality, secure pipelines, and enterprise grade data architecture.

Our digital engineering teams design and build scalable, intelligent solutions across cloud, automation, application modernization, and digital product development. By combining engineering rigor with deep domain knowledge, we help clients accelerate transformation, modernize legacy systems, and rapidly deploy AI-enabled digital experiences.

We support our clients wherever they are in their AI transformation journey—early discovery, data modernization, pilot experimentation, or enterprise-scale deployment. Our role includes defining strategy, strengthening data readiness, building and operationalizing AI products, and embedding AI within everyday processes. As part of this journey, we help clients build scalable, cloud-native data platforms by migrating legacy environments using our proprietary accelerators and strong partnerships ecosystem. Our focus is on creating AI-ready data foundations—ensuring that client data is well-organized, high-quality, secure, and accessible across the enterprise. By modernizing data environments and enabling reliable, governed, and unified data assets, we position organizations to confidently adopt advanced analytics, machine learning, and generative AI at scale. This accelerates their transformations and unlocks faster, more measurable business value from AI. We aim to facilitate AI adoption in a manner that is practical, secure, value-driven, and aligned to our clients’ business priorities and industry-related requirements.

With our proprietary agentic AI platform, the orchestration of data, digital, and domain-specialized AI solutions is being enabled to transform mission-critical operations at scale. Our key digital and AI capabilities that drive data and technology-led transformation for our clients include generative AI, reinforcement learning, hyper automation, cloud data management, conversational AI, robotics, enterprise architecture development, integration platform as a service and AI for operations.

Some of our key solutions are:

•EXL Domain or Industry Specific Large Language Model (“LLM”). For example, Insurance LLM is an industry-specific LLM that supports claims and underwriting-related tasks, such as claims reconciliation, data extraction and interpretation, question-answering, anomaly detection and chronology summarization.

•EXLData.AI, an agentic AI-native solution which modernizes and unifies fragmented, siloed enterprise data embeds intelligence across the full data lifecycle using agentic architecture, integrates seamlessly with Databricks, Snowflake, AWS and other ecosystems, and accelerates AI adoption by making enterprise data “AI ready”.

•Generative AI platform for the development and deployment of our proprietary solutions, including, among others, Smart Agent Assist, Claims Assist, Conversational Business Intelligence and Code Harbor.

•Xtrakto.AI is a patented and AI-powered solution designed to alleviate the challenges of managing unstructured data. PayMentor is an AI-powered collections and receivables management solution designed to optimize the debt collection process.

Our generative AI ecosystem spans data to decision pipelines, combining platform-native accelerators, agentic automation, domain specific LLMs, workflow orchestration, code modernization tools, and enterprise enablement frameworks. Together, these tools make AI deeply embedded in client workflows, delivering faster, more intelligent, end to end digital transformation.

Digital Operations

Our digital operations business comprises technology-enabled managed services that blend our deep domain expertise with our industry-specific solutions and services that help clients run mission-critical business functions with enhanced productivity, streamlined workflows, greater speed and improved accuracy, reduce operating costs and gain more scalable business outcomes. Drawing on over two decades of experience in managing complex operations across insurance, healthcare and life sciences, banking, capital markets, and diversified industries across markets, our digital operations team applies deep industry expertise and tailored proprietary or client-owned technology to solve complex challenges and drive measurable outcomes. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.
Our Segments
Our reportable segments, aligned to our IMUs, which provide data and AI-led solutions and services and digital operations solutions and services, are described below.

Insurance: Our Insurance IMU serves property and casualty insurance, life insurance, disability insurance, insurance brokers, reinsurers, annuity and retirement services and insurtech companies. Our data and AI-led solutions and services and digital operations solutions and services span across the insurance value chain.

We provide end-to-end data and AI-led solutions and services and digital operations solutions and services across the insurance industry encompassing claims management, premium and benefit administration, agency management, account reconciliation, actuarial and risk analytics, policy research, digital marketing, new business acquisition, underwriting support, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey and customer service using digital technology, AI, including agentic AI, generative AI, machine learning (“ML”) and advanced automation. We also combine our cloud-first digital insurance software solutions and industry expertise with agentic AI, generative AI, machine learning, advanced analytics, and platforms. Our Insurance Large Language Model (“LLM”), an industry-specific generative AI platform for claims, underwriting and subrogation that we developed leveraging our deep experience and proprietary data in the insurance industry. In addition, we provide a suite of data and AI-led finance and accounting services that include financial planning and analysis, decision support, GAAP and STAT accounting, regulatory and statutory reporting, and compliance services in addition to core finance operations. We bring a data and AI-led and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data and AI-led insights to our clients’ businesses.

We also provide end-to-end third-party administration for life and annuity insurance policies, which include digital customer acquisition services using a SaaS delivery model through our LifePRO® and Life Digital Suite platforms that help clients administer life insurance, annuities and credit life and disability insurance policies. In addition, we provide subrogation services to property and casualty insurers using a business process-as-a-service delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs.

Healthcare and Life Sciences: Our Healthcare and Life Sciences IMU primarily serves U.S.-based healthcare payers, providers, pharmacy benefit managers (“PBMs”), and life sciences organizations, helping them address their operational, regulatory and customer-facing dynamic business challenges. We combine deep healthcare and life sciences domain expertise with data, analytics and AI-led insights and technology-enabled services to transform how care is delivered, managed and paid at these organizations.

We provide services related to care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement, commercial analytics, regulatory support, which address the market need for improved healthcare outcomes, enhanced patient and provider experience and optimized healthcare spending.

Through our integrated range of data and AI-led solutions and services and digital operations solutions and services offerings, we streamline healthcare administration processes, enhance operational efficiency, reduce costs for both providers and consumers and improve consumer experience by simplifying complex workflows and, minimizing administrative hurdles.

For healthcare payers, our payment integrity services help improve claims accuracy and reduce fraud, and waste. We offer pre-pay and post-pay audit solutions, payment analytics that leverage advanced analytics, data mining, AI, NLP, and automation to identify overpayment claims, verify eligibility, assess contractual compliance to support both pre‑pay and post‑pay audit programs. In addition, we offer subrogation and claims recovery, care management and patient navigation solutions to our clients. For healthcare providers, we offer revenue cycle management, digital transformation, data-driven analytics and contact center solutions. For PBMs, we provide digital transformation, data and analytics and call center modernization. Our integrated care management offering, including our proprietary clinical data, connects payers, providers and members to increase efficiency and effectiveness across all aspects of care management, including medical, pharmacy and behavioral health.

Our Life Sciences offerings combine domain expertise, data engineering, AI-driven insight generation, and digital operations to deliver outcomes across commercial, clinical, regulatory, and patient support functions. We act as a transformation partner for life sciences organizations seeking to modernize operations, comply with evolving regulations, accelerate clinical and commercial performance, and embed AI deeply into the enterprise.

We leverage AI, including agentic AI and generative AI, ML, advanced analytics, and cloud-based solutions across the segment to enhance value-based care, optimize claims, and ensure regulatory compliance to deliver improved efficiency, business outcomes and consumer experience.

Banking, Capital Markets and Diversified Industries: Our Banking, Capital Markets, and Diversified Industries group delivers comprehensive solutions across a broad spectrum of sectors, including consumer and commercial banking, credit card and payment services, fintech, wealth and retirement services, capital markets, utilities, retail and consumer packaged goods, communications, media and entertainment, travel and leisure, transportation and logistics, infrastructure and other business services.

By integrating deep domain expertise with AI-driven decision-making, we enable financial institutions to innovate, enhance operational agility, and adapt to evolving market demands. We embed analytics and AI across the entire customer lifecycle, from acquisition, customer management to retention. Our risk management solutions help clients manage credit risk, minimize fraud losses and maximize returns from collections. Our marketing and customer analytics solutions help clients increase acquisitions, improve cross-selling, maximize customer lifetime value, enhance retention and optimize portfolio performance. Our integrated operations services encompass the full range of banking operations, including digital lending solutions that improve underwriting and compliance, omni-channel marketing, digital onboarding, know-your-customer (“KYC”) and anti-money laundering (“AML”) compliance, collections, fraud prevention, and customer servicing, among others. Our industry-leading, AI and automation driven service offerings are designed to drive operational efficiency and foster innovation across the financial services and other industries.

In the retail and consumer packaged goods sectors, we enable advanced supply chain performance through AI-driven analytics. Our solutions support smarter merchandising, dynamic pricing, and highly accurate demand forecasting. In the energy and infrastructure sector, we deliver comprehensive end-to-end lifecycle services covering onboarding, terminations, engineering field operations, billing, and debt management. These capabilities are strengthened by AI-enabled operations, advanced data management, and analytics solutions that improve collections, customer lifecycle visibility, sentiment insights and carbon footprint management. Collectively, these capabilities position enterprises to deliver more proactive processes, enhanced operational efficiency, and predictable, high-quality customer experiences. In the media industry, we help clients unlock new growth opportunities through data-driven insights. Our offerings include advertisement and broadcasting analytics, call center performance optimization, personalized marketing suites, fan lifecycle management, and streamlined ticketing operations. Our business and tech services group delivers comprehensive solutions including integrated finance and accounting services, back-office operations, Human Resources Outsourcing (“HRO”), and customer service solutions that form the operational foundation for our clients' success. By embedding intelligence, automation, and strategic data insights across these diverse sectors, we empower businesses to innovate, operate efficiently, and stay ahead in a rapidly evolving marketplace.
International Growth Markets: Our International Growth Markets (“IGM”) IMU is focused on strengthening our global footprint outside of North America and customizing offerings for diverse regional requirements. We ensure customized delivery while leveraging EXL’s global capabilities in data, AI, and digital operations to drive differentiated business outcomes for our clients in growth markets. This provides us with opportunities to leverage our investments, experience, and expertise from the North America market to expand our global client base, drive further growth, and bring us closer to our clients and partners across the world.
IGM consists of dedicated teams servicing clients in the insurance, life sciences, banking and capital markets, energy and infrastructure, retail, consumer goods, and travel industries in growth markets. This IMU is instrumental in localizing our global capabilities with the local regulatory, cultural, linguistic and economic needs of our clients across industry segments. Across all regions in which we operate, we combine deep domain industry experience with our data and AI expertise to help clients innovate, enhance operational agility, adapt to changing market demands, and drive business transformation.
Business Strategy
We are a global data and AI company that provides strategic data and AI-led solutions and services and digital operations solutions and services to our clients. We help our clients reinvent their business models, drive better business outcomes and unlock growth with speed. We do this through our data and AI-led value creation framework to enable better and faster decision making, leveraging our end-to-end data and analytics capabilities to drive improved business outcomes, and re-designing operating models to integrate AI and advanced technology into operational workflows. To enable these AI-led workflow transformations, we employ our deep understanding of process workflows, access to proprietary and real-time data, and industry-specific AI solutions to help us drive performance and differentiate ourselves as the partner of choice for our clients and prospective clients for AI-led transformation. We have invested in advancing our data and AI capabilities, including our domain-specific AI solutions that we can scale quickly across clients and industries, where applicable. Below are some of our strategic focus areas.
Expanding our Addressable Markets

Our continued focus is on the insurance, healthcare and life sciences, banking, capital markets and diversified industries including retail, communications and media, and energy and infrastructure industries, among others, which are large markets with high demand, as well as pursuing opportunities in emerging industries. We also continue to build our client portfolio and increase client penetration across all of our services offerings. We are strategically equipped to help our clients through each step of their digital transformation journeys based on our deep baseline understanding of their businesses and processes gained from delivering digital operations solutions and services. Combining our domain expertise with data, advanced analytics, cloud, AI and ML, we achieve desired transformational outcomes with speed. As demand for AI services increases, we will see adoption move to embedding AI directly into redesigned operational workflows. We look for opportunities to penetrate deeper into new buying centers at existing clients. At the same time, we aim to strengthen our market presence by acquiring new clients and continue to enhance our offerings through innovation and expanding our partner network. This approach positions us well to drive sustainable growth, increase revenues, and build long-term strategic partnerships across industries.

Integrating our Data and AI-Led Capabilities and Domain Expertise

The combination of our data and AI-led capabilities and domain expertise has been central to our market differentiation. Our unique combination of long standing, trusted industry client relationships, data and analytics foundation and AI-powered workflows drive our sustainable revenue growth.

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

•    Offering the full suite of our services, which include data and AI-led solutions and services and digital operations solutions and services; and

•    Supporting our clients’ geographic expansions by leveraging our global footprint.

We intend to continue building a portfolio of Fortune 500 and Forbes Global 2000 companies in our focus industries that have complex and diverse data and AI-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our industries by leveraging our data, AI solutions and services, and digital capabilities.

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

Pursuing Strategic Acquisitions and Partnerships

The selective pursuit of mergers and acquisitions (“M&A”) continues to be important to the execution of our growth strategy, and is aimed at strengthening our capabilities, enhancing our solutions roadmap, and boosting our competitiveness.

We will continue to deploy capital to accelerate our data and AI-led growth agenda, and develop industry capabilities that support vertical and geographic expansion through M&A.

Similarly, engagement across the partner ecosystem remains an important component of our data and AI-led strategy. Close collaboration with strategic partners enables us to combine our deep industry and implementation expertise with their horizontal and technology capabilities to deliver differentiated solutions and services that address evolving client needs. We aim to position EXL as a preferred partner by leveraging our strengths in domain and data, investing in partner capabilities and aligning go-to-market activities with key partners.
Sales, Marketing and Client Management
We market and sell our services to existing and prospective clients through our sales and client management teams, partner relationships, industry forums, and marketing programs.

Our sales and client management teams are aligned by IMUs, and have expertise in data and AI-led solutions and services and digital operations solutions and services. As of December 31, 2025, we employed approximately 390 sales, marketing, business development, and client management professionals based in various geographies, including the United States, the United Kingdom, Ireland, Australia and India.

Our sales, marketing and business development teams are responsible for new client acquisition, nurturing and growing current client relationships, public relations, analyst relations, lead generation, content development, campaign management, digital and/or web presence, brand awareness and participation in industry forums and conferences.
Clients
We generated revenues from approximately 590 clients and 570 clients in 2025 and 2024, respectively (with annual revenue exceeding $50,000 per client). We won 65 and 69 new clients during 2025 and 2024, respectively.
Our top three, five and ten clients generated 17.8%, 23.9% and 34.0% of our revenues, respectively, in 2025. Our top three, five and ten clients generated 17.2%, 23.0% and 33.2% of our revenues, respectively, in 2024. No client accounted for more than 10% of our total revenues in 2025 or 2024. Our revenue concentration with our top clients typically remains consistent year-over-year, but we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any significant client in a particular segment could have a material adverse effect on the financial performance of that segment. For details refer Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We earn a substantial portion of our revenues from a limited number of clients that are mainly located in the United States.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. Our contracts with clients typically take the form of a master services agreement (MSA), which is a framework agreement that we then supplement with statements of work (SOWs), which are each individually negotiated with the client.
Competition
Competition in the data and AI-led solutions and services and digital operations solutions and services industry is intense and growing. The competitive landscape continues to converge on AI, with various service providers embedding and providing AI as part of their solutions, including consultants, advisory service providers, or pure-play AI products, or clients opting to develop AI solutions internally.
We believe our key advantage is our ability to orchestrate AI, domain expertise, data, digital, advanced analytics and human design expertise to enable delivery of business. We compete primarily against:
•large global companies with data and AI-led capabilities, who help to implement AI into business workflows such as Cognizant Technology Solutions, Genpact Limited, Infosys, NTT DATA, and Tata Consultancy Services;
•niche industry-specific digital operations solutions and services providers such as Cotiviti and Optum Health;
•niche analytics/AI services providers and platform providers such as Fractal, Latentview Analytics and platform vendors like Guidewire;
•pure-play AI solutions / platform vendors such as Salesforce, Gradient AI;
•global capability centers or other internal resources of a potential client; and

•leading management consulting firms providing AI advisory and embedding AI solutions in workflows such as Accenture, Deloitte, Capgemini.
We compete against these entities by working to differentiate ourselves as a strategic partner for businesses with deep industry expertise, sophisticated data and AI capabilities, innovative digital operations and solutions, strong client relationships, leading industry talent, advanced process capabilities and differentiated technology, which enable us to respond rapidly to market trends and the evolving needs of our clients. For further details, refer to Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We face competition globally from other providers and from our clients, who may build global capability centers to provide data and AI-led solutions and services and digital operations solutions and services themselves, either in-house or other arrangements.”

Intellectual Property

Our intellectual property consists of proprietary platforms, software, data, databases, models, methodologies, know-how, names, designs, domains, user interfaces, applications and operating procedures among other materials. We own patents on a number of our proprietary solutions and are engaged in the process of assessing new inventions and obtaining patents, whenever appropriate, on an ongoing basis. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. In recent years, we have continued to expand our patent portfolio. In 2025, we added 9 new patents, increasing our total number of patents to 12 since the inception of our patent program. Clients and business partners typically agree in writing to confidential treatment of our intellectual property. Our employees and independent contractors are required to sign work-for-hire agreements containing confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third-party materials.

The solutions we offer our clients often include our software, data and other intellectual property assets developed by our data scientists and engineers, combined with software and data licensed by us or by clients from third parties. We also leverage strategic partnerships with third parties to facilitate our services or solution offerings to clients, including, among others, robotics and process automation software providers, platform providers, foundry partners, and AI solutions providers. We typically retain ownership of any pre-existing proprietary intellectual property assets, including modifications or enhancements to such pre-existing proprietary assets developed while providing client services, and also seek to retain the right to use anonymized data derived from client engagements. Independently or while working on client engagements, we also often develop new tools, methodologies and models, including AI/LLM and ML models that can be leveraged for various use cases. We endeavor to negotiate contracts that give us ownership or broad licenses to use, develop, demonstrate and offer such newly developed intellectual property assets to or for other clients.

We operate in a highly competitive and rapidly evolving global market. We seek to continue providing value to our clients with our deep industry knowledge, ability to advise clients on how to transform their processes and deliver transformation that drives business value, and ability to provide innovative services and solutions, including digital offerings that incorporate AI/LLM and ML capabilities. We also rely on our reputation, client references, ability to sustain long-term client relationships, as well as our global reach and scale, and competitive pricing to maintain our competitiveness in our industry. While our proprietary intellectual property assets are important to our business, we believe EXL as a whole is not materially dependent on any particular intellectual property, other than our EXL brand. Our intellectual property portfolio is comprised of patents, trademarks, copyrights, and domain names to protect our brands, including our EXL brand, which is one of our most valuable assets.
Human Capital Management
We are a global organization comprised of passionate and talented colleagues who are solution driven. Our guiding principle is simple: there is always a better way to do things. This belief drives everything we do.
Global Presence
•We have a workforce of over 65,000 professionals as of December 31, 2025.

•Our teams operate across six continents and from over 50 offices worldwide, with our largest talent presence in India and Philippines with approximately 43,200 in India and 13,400 in Philippines, complemented by teams of about 4,100 in South Africa, 2,900 in the United States and 1,500 across other countries.

Our Culture

We believe in a shared purpose—for our clients, colleagues, partners, and communities. Our culture is built on accountability and creativity to deliver exceptional value and is rooted in our five core values: innovation, collaboration, excellence, integrity and respect. We look deeper, find better solutions, and make them happen.

Talent Strategy

As a data and AI-led solutions and services and digital operations solutions and services organization, our talent strategy focuses on creating knowledge and driving innovation through three pillars:

•Build: Strengthen our existing talent base through structured learning and cross-skilling initiatives, building expertise in AI solutions, LLMs, and digital tools, while enhancing domain and technology capabilities and accelerating time-to-productivity.

•Partner: Grow certifications and technology capabilities through strategic partnerships, ensuring we keep pace with industry standards.

•Acquire: Bring in talent that fits our strategy and creates value.

We value different perspectives and experiences because they drive innovation and performance and aim to create a working environment that reflects these values and encourages collaboration. All employees have access to our employee resource groups, which help our people connect, share experiences, and feel a sense of belonging. We also provide training on ethics and compliance to each of our employees in line with our core values of excellence, integrity and respect.
Recruiting, Developing and Engaging our Employees
We have developed a comprehensive and integrated talent management framework that fosters collaboration among our recruitment, capability development, and business human resources teams while supporting the dynamic requirements of our IMUs and SGUs. We prioritize attracting top talent with skills relevant to the services delivered within these IMUs and SGUs. We are committed to strengthening their expertise, including data and AI-led capabilities, through targeted learning academies, stringent promotion criteria, and specialized client and industry-focused training programs. We offer competitive, performance-driven compensation packages, including incentive-based rewards.
Our talent strategy is designed to address our current needs while supporting the long-term business objective of transforming data into a competitive edge for our clients. To make our strategy impactful, we identify critical skills and roles required across each IMU and SGU and then build a talent pipeline through market mapping exercises followed by initiatives to attract and retain talent.

We have implemented a framework of practices, processes, and programs designed to make learning accessible, collaborative, and integrated into daily workflows. Our dedicated employee relations function helps to foster a supportive and responsive work environment that seeks to understand and address employees’ needs, concerns, and aspirations and provide timely and tailored responses. Our overall approach focuses on building a skilled and engaged workforce that drives excellence across our business.

We maintain an online model for recruitment and training, incorporating AI-based smart screening used to assist with and bolster our ongoing use of traditional screening processes and real-time proctored online assessments. In 2024 and 2025, we introduced a recruitment solution across seven of our geographies, which automates key recruitment processes, streamlines workflows for hiring managers and recruiters, and establishes an improved and standardized approach to talent acquisition, all aimed at providing a seamless candidate application experience. Our hiring model involves comprehensive assessments, multiple rounds of video interviews, and background checks aligned with client mandates before extending offers.

Our hybrid working model offers employees enhanced flexibility. By leveraging digital-first and multi-channel communication strategies, we continuously refine our approaches to keep our global workforce informed, aligned and engaged.

Employee Benefits and Experience
As a global organization in data and AI-led solutions and services and digital operations solutions and services, we continue to evolve our “Total Rewards” framework to attract, engage, and retain top talent while meeting the diverse needs of our workforce. Our approach integrates competitive pay, performance-linked bonuses, benefits and equity programs.
The key pillars of Total Rewards:

•Compensation: Base pay, annual bonuses, and equity programs to recognize and reward employee contributions aligned with individual and Company success.

•Market Alignment and Best Practices: Regular benchmarking ensures competitiveness and supports best practices such as pay reporting and flexible structures for emerging industry skills.

•Health and Wellness: Comprehensive medical, dental, vision, and mental health programs, supported by an integrated benefits platform.

•Work-Life Balance: Flexible work arrangements, parental leave, and wellness stipends enabled by digital platforms for real-time access.

•Career Growth and Recognition: Internal mobility and recognition programs to foster advancement and engagement as our colleagues progress through the upskilling and professional development processes.

•Other initiatives: Committed to fair, equitable and transparent pay across demographics through a robust non-executive incentive program aligned to market standards.
Capability Development
We continue to promote large-scale upskilling and reskilling while fostering a learning environment that supports individual skill-building and long-term career advancement. We operate in a democratized learning ecosystem that enables employees to drive their own development through AI-based recommendations, curated content libraries, intelligent web-sourced resources, peer learning groups, hands-on labs, and supervisor dashboards. This approach delivers personalized, market-relevant learning pathways and ensures capabilities remain aligned to business priorities and evolving client needs.
Our talent development strategy is comprehensive and deeply aligned to EXL’s focus on data and AI-led, and industry-specific value creation. We aim for employees to build deep expertise in the technologies, tools, and frameworks required for complex client engagements, while also strengthening mindset around agility, speed, creativity, innovation, and collaboration. Employees have structured career-linked learning opportunities, spanning from new hires to senior leadership, to enable sustained growth across technical, domain, and leadership capabilities.

Our industry-focused academies continue to build deep industry, domain and techno-functional expertise through certifications, immersions and specialization tracks. These academies provide blended learning through virtual sessions, classroom training, on-the-job coaching, and technology-enabled modules. Our programs integrate behavioral, functional, and consultative skills to ensure job readiness and sustained performance across roles and geographies. We have continued to expand our specialized capability development initiatives, including AI, analytics and CX focused programs, in response to shifting industry and client priorities. We have strengthened technical specialization tracks focused on agentic AI, AI and data engineering, cloud engineering, and solution architecture enabling deeper expertise in advance and emerging technologies.

To accelerate innovation at scale, we have invested in the EXL Innovation Sandbox, enabling a rapid “fail fast” environment for prototyping, testing, and deploying new ideas that is available to all of our employees. Innovation culture initiatives—including Idea Tank hackathons, “ideas for innovation,” and enterprise-wide innovation skilling—have further strengthened organizational innovation capability and speed.

We continue to build deep expertise in strategic partner technology ecosystems through certifications in partnership with NVIDIA, Databricks, Microsoft, AWS, Google, and Snowflake, ensuring our teams stay aligned with the latest advancements in data and AI platforms.

In parallel, our continued focus on deep domain expertise and consultative capability is supported through EXL-created programs such as the customized “Domain Expertise Acceleration Program” (DEAP) track and structured domain certification pathways. Our “Tech Savviness” track helps growth leaders to strengthen their understanding of data, analytics, and technology trends to better guide client conversations and solutioning.

Leadership development remains a core pillar of our capability strategy. Our Integrated Leadership Development Framework combines industry expertise, EXL’s solutions knowledge, technical depth, and partner insights to equip leaders to drive business impact. We have further enhanced leadership development through collaborations with global academic institutions such as Kellogg, University College Dublin, and Trinity College Dublin, offering focused development programs that prepare leaders for future market demands.

Through this integrated approach to data and AI capability building, deep domain development, leadership excellence, and innovation at scale, we continue to cultivate a workforce equipped to deliver high-value outcomes for our clients and accelerate EXL’s long-term growth agenda.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 23.6% and 26.1% for the years ended December 31, 2025 and 2024, respectively. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business––We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities” and “Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
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
Community Activities
Our community engagement strategy focuses on four key pillars: education, digital skills development, employee engagement, and community impact. We engage a high percentage of our employees in these activities by permitting them to leverage their expertise to help build market-relevant technical and life skills programs that we deploy in the communities in which we operate. We have programs in India, the Philippines, South Africa, Europe and the United States aimed at STEM learning, skills development and workforce readiness. We seek out community-based, regional, and global partners and emphasize employee volunteering. We actively engage with our stakeholders to ensure that our community engagement activities are responsive to the needs of our communities and to foster long term relationships.
In addition to our focus on education and skills development, we also work to advance positive environmental and health outcomes for our communities.
Environmental, Health and Safety
Our Environmental, Health and Safety (“EHS”) program focuses on managing occupational health and safety risks, maintaining regulatory compliance, and improving the environmental performance of our delivery centers, in each case in alignment with our business strategy. In 2025, we continued to reduce our carbon footprint, improve energy efficiency, minimize waste, and strengthen water management across our delivery centers.

Our major delivery centers are certified to ISO 14001:2015 and ISO 45001:2018, supporting consistent environmental management and workplace safety practices. We track key metrics including energy use, greenhouse gas emissions, waste generation, health, safety and well-being performance through our EHS Management System and review our progress annually.
We promote responsible sourcing practices through our Supplier Standards of Conduct, which outline environmental and safety expectations from vendors. Where aligned with operational requirements, we integrate EHS considerations into facility planning, procurement, and business operations.

Regulation
We comply with various local rules, regulations and statutes as a result of the diverse and complex nature of our offerings.
We provide third-party administrator insurance services from India and the Philippines. We are licensed or otherwise eligible to provide third-party administrator services throughout the United States, as well as utilization review, claims adjuster and insurance producer services in select states. We require certain categories of our professionals to be individually licensed, as applicable. Our utilization management and case management services that we provide from the Philippines, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), both independent U.S. organizations that work to improve health care quality through the administration of evidence-based standards, measures, programs, and accreditation. Our relevant healthcare systems and endpoints have also been assessed and certified by HITRUST®, an information protection standards organization and certifying body. We obtain additional licenses and accreditations as may be required from time-to-time by our business operations.

Our operations are also subject to compliance with a variety of other laws, including tax laws in the jurisdictions where we conduct our business. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Our global operations subject us to numerous legal and regulatory requirements, including, accreditation or licensing standards that govern our business.”

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
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically through the EDGAR System. You may access the information filed by us with the SEC by visiting its website.
We also maintain a website at https://ir.exlservice.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, sustainability efforts, corporate governance information, and other news and announcements that investors might find useful or interesting.
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

Our success depends in part on the demand for our services and solutions, which could be negatively affected by several factors that may be outside of our control, including, for example, economic and political volatility or changed market conditions. As a global data and artificial intelligence company, our ability to maintain and grow demand for our services and solutions requires that we continue to develop and implement offerings that keep pace with changes in the industry and anticipate and respond to rapidly evolving technology and our clients’ evolving needs in areas such as advanced AI, including generative AI, agentic AI, digital transformation and solutions, advanced analytics, cloud based solutions, data management, robotics and process automation, and data engineering, among others. We may not be successful in addressing these changes on a timely basis, or at all, or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. If we do not sufficiently invest in new and rapidly evolving technologies, including advanced AI and automation, adapt to industry developments, evolve and expand our business at sufficient speed and scale and successfully drive innovation, our ability to develop and maintain a competitive advantage, our growth strategy and our results of operations could be adversely affected.

Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud and as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future, particularly with respect to the use of AI technology. This has caused, and may in the future cause, clients to delay or stop using some of our existing services as they evaluate and pivot to newer technologies, including our own data and AI-led solutions and services. Such technological developments and spending delays can negatively impact our results of operations, if our existing services are displaced by such newer technologies and we are unable to similarly pivot to offering services and solutions that incorporate such technologies or if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up for any shortfall. Developments in the industries we serve, which are likely to remain rapid, also could shift demand to new services and solutions. If, as a result of new technologies or developments in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas.

The use of AI technology presents competitive, reputational and legal risks, and our use of AI technology may not be successful.

AI technologies, including cutting-edge technologies like agentic AI and generative AI, are complex and rapidly evolving, and we face significant competition, including from our own clients, who may potentially develop their own internal AI technology, or acquire such technology from third parties, which in each case, can lead to reduced demand for our services and solutions. As these technologies evolve, some services and tasks currently performed by our employees may be replaced by automation and AI technologies.

In addition, the domestic and international legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. Several jurisdictions where we operate are applying, or considering laws and regulations related to intellectual property, cybersecurity, export controls, privacy, data security and protection to AI and automated decision-making. Broader frameworks such as the EU AI Act, are also coming into force. Compliance with new or changing laws, regulations, industry standards or ethical requirements and expectations relating to AI, the eventual scope and extent of which are currently unknown and which may vary across jurisdictions may impose significant operational costs. Our use of, and/or reliance on, AI, or our clients’ use of AI that does not comply with the use restrictions in our agreements or unauthorized modification thereof, could give rise to legal or regulatory action or increased scrutiny or liability and may damage our reputation or otherwise materially harm our business.

Client demand may be impacted by the selling cycle and terms of our client contracts, including for our AI-related offerings.

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

The term of our project-based engagements generally does not exceed one year and may not produce ongoing or recurring business for us once the project is completed, and these contracts typically permit a client to terminate the agreement with shorter term notice. Most of our digital operations solutions and services contracts are long term, typically ranging from three to five years, generally require a longer termination notice period and may include an early termination fee to be paid to us, which might not be sufficient to cover our costs or the loss of revenues and profit upon termination of the contract. In addition, the selling cycle for such contracts, which generally ranges from six to eighteen months, and the implementation and initial transformation processes, which could take up to an additional six to twelve months, are subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our services and solutions (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes, or subsequent changes in technology and offerings, could result in changed demand. In particular, the sales cycle for our AI-related services and solutions may be longer and more uncertain than for our other offerings. Clients may require extended proof-of-concept phases, pilot programs, internal governance and compliance reviews, and additional negotiations regarding data usage, privacy, intellectual property ownership, and model performance before deciding to proceed with, expand, or renew AI-related engagements. As a result, we may devote significant time and resources to pursuing AI-related and other opportunities without realizing corresponding revenues on a timely basis, or at all, and any delay, reduction or cancellation of such projects could adversely affect our revenues and results of operations.

We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities.

Our success depends heavily on attracting, hiring, and retaining employees skilled in cutting-edge technologies, particularly artificial intelligence (AI), machine learning, data science, and digital transformation. These fields are not only highly competitive but also rapidly evolving, making the recruitment and retention of top talent especially challenging. The shortage of AI and data experts in the global market, which may be further affected by changes in the U.S. immigration laws and policies limiting the availability of H-1B or other visas, exacerbates this issue, impacting our ability to deliver on client commitments and innovate effectively. High turnover among skilled professionals in AI and data science could lead to disruptions in project continuity, increased recruitment costs, and strain our human resources. Additionally, retaining employees with leadership capabilities who can lead strategic data and AI initiatives is critical for achieving long-term organizational goals. Failing to secure such talent could create risks of revenue losses, reduced market competitiveness, and missed opportunities in key geographies.

If we are unable to hire, reskill and upskill our employees in strategically important business areas our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.

Our future success also depends substantially on the continued services and performance of the members of our management team and other key employees in leadership positions that possess technical and business capabilities, including industry expertise, and are difficult to replace. Specifically, the loss of the services of our key members of our senior leadership team could impair our ability to continue to manage and expand our business. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable, particularly in light of recent regulatory scrutiny from the U.S. Federal Trade Commission and others, and in any event these agreements do not ensure the continued service of these executive officers. We do not maintain “key person” insurance covering any member of our management team. The loss of any of our key management personnel, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to accurately estimate the resources and time for a project, adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients, our business, results of operations, financial condition and cash flows may be adversely affected.

Our profitability is, in part, a result of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the price we can charge for our services. Our asset utilization levels are affected by several factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources for employee training and development, other typically non-chargeable activities and optimizing our operational infrastructure. If we fail to estimate accurately the resources and time required for a contract, or manage our asset utilization levels, future attrition rates, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.

In many of our digital operations solutions and services contracts we commit to long-term and alternative pricing structures, rather than annual or hourly billing rates, with our clients and therefore may bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. If we make inaccurate assumptions for contracts with such alternative pricing models including pricing for our digital capabilities and complex transformation services or are unable to offer competitive pricing, our profitability may be negatively affected.

Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.

We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), of our clients’ customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, several states have enacted or are considering enacting privacy regulations, including, the California Consumer Privacy Act. In addition, there are privacy and data localization regulations in other jurisdictions, such as the General Data Protection Regulation in the European Union, the International Data Transfer Agreement in the United Kingdom and the Digital Personal Data Protection Act, 2023 in India. These privacy regulations impose privacy and data security compliance obligations and significant penalties for noncompliance. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. In addition, we may not be able to limit our liability to our clients with respect to breaches of our obligation to keep the information we receive from them confidential.

Although we devote substantial resources to protect our information assets and our clients’ confidential information, any network infrastructure is vulnerable to rapidly evolving cyberattacks, employee error, malfeasance, or a combination of the foregoing. The remote work solutions that we employ in our hybrid working model may also be limited in their ability to replicate the operational oversight and security controls of our office environments and may pose a higher risk of operational and information security failures. Outside parties may attempt to fraudulently induce employees or clients to disclose sensitive information in order to gain access to our data or our clients’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

If an actual or perceived breach of our security occurs (or a breach of a client’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose clients.

Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and we must rely on the safeguards adopted by these third parties. If these third parties do not have adequate safeguards or their safeguards fail, it may result in a security breach of our systems and technology infrastructure, or our solutions, or those of our clients. Security breaches or any negative impact resulting from such incursions into our systems and technology infrastructure and those of our clients, partners and suppliers, may expose us to a risk of loss of sensitive information, lawsuits from our employees, clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators or criminal prosecution, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

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

The growing use of AI in our offerings presents additional cybersecurity and privacy risks and could result in increased legal exposure.

Our growing use of AI in our offerings presents additional risks such as cybersecurity vulnerabilities, bias, and reputational or legal exposure. Testing and managing AI systems is complex and costly, requiring processes that meet industry standards and customer expectations. AI technologies also depend on high-quality datasets, models, and other components, many of which we source from third parties. Inappropriate or controversial data practices by us or others or flawed AI algorithms could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive, brand or reputational harm and legal liability. If our clients use AI that is provided by us in a manner that does not comply with the use restrictions in our agreements or if they modify such AI without our authorization, those actions could further subject us to competitive, brand or reputational harm and legal liability.

Further, the increased prevalence of misuse of AI identities, accesses and privileges and advanced use of social engineering tactics by bad actors, state-sponsored cyber activities, and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape and increase the difficulty of threat attribution and mitigation. Further, we rely on certain vendors and partners for software, technology, and data communications, including high-quality datasets, related equipment and maintenance services, as well as third-party components—such as cloud services—that are integral to the delivery of our AI solutions and services. Any performance failure, interruption, or discontinuation by our vendors or partners could delay our ability to perform our obligations, require us to identify replacement providers or internalize such services, and adversely affect our reputation and revenue.

We rely on third party vendors and partners to deliver services and components for client critical services, and require data use rights from third parties and our clients for many of our services and solutions, which exposes us to a variety of risks that could have a material adverse effect on our business.

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in our revenues or a claim for substantial damages against us, regardless of whether we or a third party vendor or partner is responsible for that failure.

We depend on certain significant vendors and partners for software, technology and data communications, including high-quality datasets, related equipment and its maintenance, and third party components that we use to deliver our services, including cloud services. Our offshore operations centers require us to maintain active voice and data communications among our operations centers, our technology and data hubs and our clients’ offices. Although we maintain our facilities and communications links with business continuity and disaster recovery plans, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. Any performance failure or discontinuation on the part of our vendors or partners could delay our performance, or require us to find alternatives or perform the services ourselves, any of which could result in a negative impact on our reputation, a loss of revenue or adversely impact our cash flows and profitability.

We also may fail to obtain the right to use third-party data or our use of third-party data may be limited in a manner that could impede our development of solutions, including solutions using AI technologies, or our provision of services that rely on such data. If we cannot obtain or comply with third-party data use rights, we may need to stop providing certain of our solutions or services, we may be unable to compete with our peers, or we might incur other financial, legal and/or reputational consequences.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India, the Philippines and South Africa have historically been significantly lower than wage costs in the United States, the United Kingdom and Europe for comparably skilled professionals, and having a significant number of our employees in those lower wage costs countries has been one of our competitive advantages. However, because of increased demand for competitive services from such countries and increased competition for skilled employees, wages for comparably skilled employees are increasing at a faster rate than in the United States, the United Kingdom and Europe. This may reduce our competitive advantage. We also may need to increase employee compensation more rapidly than in the past to attract and retain the employees that our business requires. Wages are generally higher for employees performing data and AI-led services than for employees performing digital operations services. As the scale of such services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. For example, the Government of India recently consolidated multiple existing labor legislations into a unified framework comprising four labor codes collectively referred to as the new “Labor Codes”. Certain aspects of the Labor Codes rely on the future issuance of rules and regulations. The issuance of rules and regulations as well as the outcome of certain clarifications could increase new employment obligations, create operational, compliance and administrative burdens and impact our compensation and benefit expenses prospectively in India. To the extent that we cannot control such costs by adding capacity in lower wage countries or sharing such wage increases with our clients, our margins and cash flows may be impacted.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services or solutions are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services and solutions. Our intellectual property consists of proprietary and licensed platforms, software, data, datasets, methodologies, models, know-how, names, designs, domains, user interfaces, applications and operating procedures, among other materials. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as through confidentiality procedures and contractual provisions. In addition, we monitor infringing or potentially infringing activities by third parties on our IP portfolio through cybersecurity “watchdog” technologies and take action to enforce infringing action when necessary to protect our intellectual property. Clients and business partners typically agree in writing to confidential treatment of our intellectual property and information. Our employees and independent contractors are required to sign work-for-hire and confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our employees, independent contractors, and associates to respect the intellectual property rights of others, including obtaining appropriate licenses when using, selling or distributing third party materials. However, these measures may not prevent misappropriation or infringement of our intellectual property and a resulting loss of competitive advantage. Additionally, we may not be successful in obtaining or maintaining patents, trademarks or other intellectual property rights protections for which we have applied or may in the future apply.

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

In addition, competitors or others may allege that our systems, processes, marketing, data usage or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and solutions. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, any future infringement claim may cause us to alter our business practices, lose revenue, incur license, royalty or technology development expenses, or pay monetary damages or legal fees, which may be significant to us. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We earn a substantial portion of our revenues from a limited number of clients that are mainly located in the United States

We have earned and believe that we will continue to earn in the near or foreseeable future a substantial portion of our total revenues from a limited number of large clients that are primarily located in the United States. Any change in demand from, or loss of, any of our large clients for any reason could have a material adverse effect on our reputation, business, results of operations, financial condition and cash flows.

Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and geopolitical conditions can undermine business confidence in the markets in which we operate, which are increasingly interdependent, and cause our clients to reduce or defer their spending on new initiatives and technologies, and negatively affecting our business.

Our inability to manage our rapid infrastructure and personnel growth across countries could adversely affect our business operations, including losing key talent to competitors.

We have operations centers across India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland. Our headcount has increased significantly over the past several years. We continue to look for operations centers at locations outside of our current operating geographies. A significant portion of our services is delivered through a hybrid working model, which has led to contraction of our operations centers. Changes in our delivery model or other changes to our infrastructure facilities or how we are organized, as the needs and size of our business change, limit our ability to forecast the need to hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We may not be able to maintain our culture and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and significant percentage of remote employees. We continue to introduce reskilling and upskilling programs tailored to AI, data and digital roles to ensure that employees remain agile and capable of executing complex projects. Training initiatives that emphasize on AI awareness, hands-on experimentation, and data-driven problem solving skills, along with specialized tracks focused on AI and data engineering, cloud engineering, and solution architecture, not only improve employee capabilities but also position us as a forward-thinking organization. Without these investments, we risk losing key talent to competitors, jeopardizing our ability to innovate and grow. We also need to manage cultural differences among our employee populations and varying legal and regulatory regimes across jurisdictions, and that may create a risk for employment claims. Our inability to execute our growth strategy, to maintain adequate systems, or manage our talent and expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services, add new clients or enter new geographic markets. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to identify suitable candidates or close transactions with potential acquisition targets after we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

Acquisitions, including completed acquisitions, involve several risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable clients, legal liabilities and the need to amortize acquired intangible assets or recognize any impairment on goodwill and intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

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

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including related to execution, integration or underperformance, or problems with acquired intellectual property. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.

Our business could be negatively affected if we incur financial penalties or legal liability, including with respect to our contractual obligations, in connection with providing our solutions and services.

Failure to consistently meet the service level and performance requirements for our clients, or errors made by our employees in the course of delivering services to our clients, could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us.

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

We face competition globally from other providers and from our clients, who may build global capability centers to provide data and AI-led solutions and services and digital operations solutions and services themselves, either in-house or other arrangements.

The market for our services is highly competitive, and we expect competition to intensify and increase in the future as more companies enter the market. We face competition globally from other providers including pure-play AI solutions and platform vendors with niche offerings for very specific industry challenges. Key competitive factors in our markets include process expertise, AI and generative AI solutions, industry knowledge, service quality, compliance rigor, global delivery capabilities, pricing, and sales and client management capabilities. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide, including by creating in-house global capability centers.

These competitors may include entrants from the leading management consulting firms, IT services, industry-specific digital operations solutions and services providers, analytics/AI services providers or entrants in geographic locations with lower costs than those in which we operate. Within consulting, players who have focused traditionally on advisory are now bringing industry AI solutions to their clients and embedding AI solutions into workflows. Some competitors may have greater resources, a broader range of offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we serve or may serve. In addition, some of our competitors may enter into strategic relationships or mergers or acquisitions with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could impact our business, results of operations, financial condition and cash flows.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure. Our most critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates,” including revenue recognition, business combinations and goodwill, stock-based compensation, income taxes, employee benefits and loss contingencies. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.

We are upgrading our enterprise resource planning (“ERP”) system, and its implementation may impact our internal controls over financial reporting, business and operations.

We are in the process of upgrading our ERP system, which requires significant capital investment, human resources and complex integration with existing systems and processes. Any design deficiencies, delays, or challenges during the upgrade could result in increased costs, operational inefficiencies, and impair our ability to maintain accurate financial records or produce timely and accurate financial statements. These issues may also impact the effectiveness of our internal controls over financial reporting, which could adversely affect our business processes, results of operations, financial condition, and compliance with regulatory requirements.

We are exposed to credit risk and fluctuations in the market values of our investment and derivatives portfolios.

We maintain cash, cash equivalents and short‑term investments and use derivative instruments, primarily foreign currency forward contracts. The fair value of these investments and derivatives is affected by changes in interest rates, foreign exchange rates and the credit quality of the financial institutions that issue or hold these instruments.

Any deterioration in global credit or capital markets, or in the financial conditions of our banking and other counterparties, could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. In addition, because a significant portion of our operations and cash flows are denominated in currencies such as the Indian rupee, Philippine peso, U.K. pound sterling and South African rand, large movements in these exchange rates relative to the U.S. dollar, or any failure by our counterparties under our foreign exchange forward contracts to perform their obligations could materially adversely affect our earnings.

We are vulnerable to natural disasters, technical disruptions, pandemics and societally created events that could severely disrupt the normal operations of our business and if our risk management, business continuity and disaster recovery plans are not effective, it may adversely affect our business, results of operations, financial condition and cash flows.

Our operations centers and our data and voice communications, particularly in India, the Philippines and South Africa, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, drought, extreme heat, epidemics or pandemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, military confrontations, other acts of violence or war, protests, riots and labor unrest. Such events may lead to the disruption of employees, business operations, information systems and telecommunication services or our supply chain for sustained periods.

Our risk management, business continuity and disaster recovery plans may not prevent or mitigate the effects of such disruptions, particularly in a catastrophic event. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with and liability to our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or operations centers. While we currently have commercial liability insurance, our insurance coverage may not be sufficient to cover any such liability or other related costs. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.

We may not be fully insured for all losses we may incur.

We may not be fully insured for all losses we may incur. We could be sued directly for claims that could be significant, such as claims related to breaches of privacy or network security, infringement of intellectual property rights, violation of wage and hour laws, or systemic discrimination, and our liability under our contracts may not fully limit or insulate us from those liabilities. We maintain various insurance policies, including coverage for errors or omissions, business interruption, professional liability, cyber security incidents, property damage or loss and breaches of privacy and network security, and directors’ and officers’ liability, in connection with our global operations and delivery centers located in countries such as India, the Philippines, South Africa, the United States and the United Kingdom. However, our insurance coverage is subject to limits, exclusions, deductibles and self‑insured retentions, and may not cover all types of losses, including certain natural disasters, pandemics or epidemics, acts of terrorism, cybersecurity attacks, regulatory fines or penalties, or reputational harm. In addition, that coverage may not continue to be available on reasonable terms or at all, or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. Insurance is not available for certain types of claims, including patent infringement, violation of wage and hour laws, failure to provide equal pay in the United States, and our indemnification obligations to our clients based on employment law. If we experience a significant uninsured or under‑insured loss, or if the costs of our insurance programs materially increase, we could be required to bear substantial costs, which could adversely affect our business, financial condition and results of operations.

Our sustainability initiatives and disclosures may expose us to reputational risks and legal liability.

Our brand and reputation are also associated with various corporate sustainability initiatives. Our disclosures on these matters, and any failure or perceived failure to achieve or accurately report on our initiatives, are subject to risks outside of our control and could harm our reputation. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our existing and potential clients and investors, governments, media or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. Any of these events could negatively affect our brand and our relationships with key stakeholders.

We may experience increased compliance burdens and costs to meet obligations related to new and existing laws and regulations related to sustainability matters, including potential obligations from regulators in the United States, Europe and India. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. We could also be subject to criticism from sustainability detractors or advocates or face adverse reactions from governmental bodies through policies, legislation, regulatory opinions, or related actions.

In addition, standards for tracking and reporting on sustainability matters continue to evolve, and our internal processes and controls for gathering, validating, and reporting sustainability data must evolve in parallel, which may impact the scope, accuracy, and comparability of our disclosures and our progress against stated targets, or our ability to achieve future ambitions.
Risks Related to the International Nature of Our Business
If the transfer pricing arrangements we have for controlled intercompany transactions among our subsidiaries are determined to be inappropriate, our tax liability may increase.

The transfer pricing regulations in the countries we operate in require that controlled intercompany transactions be at arm’s-length. Accordingly, we determine and document pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. If our transfer pricing assessment is challenged, tax authorities could assess additional tax, interest and penalties, impacting our profitability and cash flows.

Our financial condition could be negatively affected if governments in the countries we operate in introduce new unfavorable tax legislation, including legal restrictions for repatriation of our earnings.

We are subject to taxes in the countries we operate in. Our future tax liabilities could be adversely affected by any new unfavorable tax legislative changes in the countries we operate in. We currently benefit from corporate tax holidays in our qualified Philippines Economic Zone Authority operations centers. Our ability to utilize these tax holidays could be adversely affected by any new unfavorable tax legislative changes. We have established our headquarters for international business in Dublin, Ireland, and qualify for a reduced tax rate. Any change in our qualification for the reduced rate could adversely affect our overall tax liabilities.

We currently operate in the Philippines and Ireland where we will be subject to a minimum tax rate pursuant to the Pillar Two Framework prescribed by Organization for Economic Co-operation and Development (“OECD”). We do not anticipate any significant Pillar Two Framework impacts, but will continue to evaluate any changes and potential impact on our consolidated financial statements.

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

We report our operating results in U.S. dollars, but a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Accordingly, we must translate such revenues and expenses, as well as corresponding assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. As a result, fluctuations in foreign currency exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling, the South African rand and other currencies may adversely affect our results of operations. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, because a majority of our employees are based in India, Philippines and South Africa and paid in Indian rupee or Philippine peso or South African rand, while our revenues are primarily earned in U.S. dollars and U.K. pound sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling, the South African rand and the U.S. dollar fluctuate significantly.

Although we hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or cost-effective. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability, business, results of operations, financial condition and cash flows.

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

The ability of some of our executives and employees based in foreign locations to work with and meet clients abroad depends on their obtaining the necessary visas and work permits. In recent years, immigration authorities, in the United States as well as other countries where our clients are based, have increased the level of scrutiny and otherwise limited the granting of such visas and work permits, which may be affected by changes in legislation and enforcement due to political and other factors which may be difficult to predict. The ability to move our employees around the world as necessary to meet client demands is important to our business. If visa regulation prevents us from effectively deploying talent, including because of limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs and have an adverse effect on our net income and cash flows.

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

Our global operations subject us to numerous legal and regulatory requirements, including, accreditation or licensing standards that govern our business.

We provide services to clients throughout the world, therefore we and our clients (who sometimes impose those requirements on us) are subject to numerous, changing and evolving laws and regulations on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, securities regulation, including anti-competition, anti-money-laundering and anti-corruption laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations, health and safety, environmental and human rights, state laws on third party administration services, utilization review services, telemarketing services or state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries where our clients’ customers are based. The global nature of our operations increases the difficulty of compliance.

The United States presidential administration has imposed or threatened significantly increased tariffs on foreign imports into the United States or service taxes on services provided to the U.S. The imposition of these tariffs, taxes or other trading regulations by the U.S. government on foreign countries, or by foreign countries on the U.S., could result in a global trade war which may significantly affect our customers’ businesses and therefore their ability or willingness to engage us for our offerings, which may result in the loss of customers and harm our operating performance, sales and earnings.

In addition, we are required under various laws to obtain and maintain accreditations, permits and/or licenses for the conduct of our business in all jurisdictions where we have operations, and, in some cases where our clients receive our services to enable them to comply with applicable regulations or accreditations or licensing standards. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of these laws or regulations, including failure to maintain our accreditations, licenses or other qualifications, could result in fines, criminal sanctions, prohibitions on doing business or suspension or disqualification from government contracting or contracting with private entities, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution including in the form of successor liability arising from companies in which we invest or acquire, unfavorable publicity, or restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations and loss of clients.
Risks Related to Our Indebtedness
We may not be able to service our debt or obtain additional financing on competitive terms.

We are party to a credit agreement for our bank debt facility that contains covenants, among other things, requiring maintenance of certain financial ratios and restricting our ability to incur additional indebtedness, create liens, make certain investments and acquisitions, pay dividends, repurchase common shares and make other restricted payments or undertake certain fundamental changes (including, consolidations, liquidations or disposal of certain assets or subsidiaries). The credit agreement provides for a $500 million revolving credit facility, including a letter of credit sub-facility, and a $100 million term loan facility, which is guaranteed by certain subsidiaries. If we breach these covenants and do not cure such breach within the applicable cure periods or obtain a waiver from the lenders, the outstanding indebtedness could be accelerated, which could adversely affect our liquidity and financial condition.

Our cash flow from operations provides the primary source of funds for our debt service payments. Given the uncertainty over global economic and political conditions, regulatory, competitive or other factors outside of our control, including but not limited to conflicts between Russia and Ukraine, and the Middle East, there can be no assurance that business activity will be maintained at our expected level in order to generate the anticipated cash flows from operations. If our cash flow from operations declines, we may not be able to service or refinance our current debt or obtain additional financing on favorable terms to us or at all, which could adversely affect our business and financial condition. Our debt portfolio is on floating interest rates and is therefore fully exposed to interest rate fluctuations. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.
Risks Related to Our Common Stock
Our stock price continues to be volatile.

The market price of our common stock has at times experienced or may experience substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, terrorist attacks, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations, loss of one or more significant clients, announcements of technological developments, projections or speculation about our business or that of our competitors by the media or investment analysts, the effect of any stock split, or uncertainty about current global economic and political conditions. The global stock markets have experienced, and may continue to experience, significant volatility from inflation and high interest rates, which could result in a material adverse effect on our stock price. Furthermore, if we fail to meet expectations for future growth and profitability, the trading price of our common stock may be materially adversely affected.

Delaware law and our fourth amended and restated certificate of incorporation and sixth amended and restated by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our fourth amended and restated certificate of incorporation and sixth amended and restated by-laws (the “by-laws”) contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include permitting the board of directors to fill vacancies created by its expansion, requiring the vote of holders of two thirds of our common stock for certain amendments to our organizational documents, provisions barring stockholders from calling special stockholders’ meetings or acting by written consent, and setting forth advance notice procedures for stockholders’ director nominations and other stockholder proposals. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions of our certificate of incorporation, by-laws and Delaware law could discourage takeover attempts and reduce the price investors are willing to pay for our common stock, which could reduce the market price of our stock.

We do not intend to pay dividends in the foreseeable future, and, because we are also a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other relevant factors. Furthermore, because we are also a holding company, any dividend payments would also depend on the cash flow from our subsidiaries. Accordingly, under certain circumstances, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.
Risks Related to Our Industry
Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, anti-outsourcing executive action, legislation or otherwise.

Many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States, where the majority of our clients are located, and elsewhere. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Measures aimed at limiting or restricting outsourcing by U.S. companies may be put forward to address these concerns. If any such measure is enacted, our ability to do business with U.S. clients through our non-U.S. affiliates could be negatively impacted.
General and Other Risk Factors
Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and their markets, which are increasingly becoming more interdependent. The capital and credit markets have experienced, and may experience, volatility from geopolitical and economic tensions, inflation, changes in legislation or global trade policies, or global health emergencies or pandemics, which may affect our clients, us directly, or our client industries, and could result in changing demand patterns. Our business relies on continued demand and payments from clients for our services. These economic or geopolitical factors can create financial problems for our clients, leading to delayed payments, requests to alter payment terms, or even defaults on their obligations. Additionally, a weak global labor market could reduce demand for our services and make it harder to hire, train, and keep qualified employees, all of which could significantly harm our business and operations.

Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our clients to use credit to purchase our services or to make timely payments to us.

New and changing laws, corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

New and changing laws, regulations and standards relating to accounting, corporate governance, sustainability and public disclosure, other SEC regulations, rules and regulations of the Consumer Financial Protection Bureau, The Nasdaq Stock Market LLC (or equivalent or other exchange on which our common stock may be listed), the Public Company Accounting Oversight Board, generally accepted accounting principles issued by Financial Accounting Standard Board, and state law can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations and evolution. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity

We maintain a comprehensive cybersecurity and data privacy program to safeguard the security, confidentiality, integrity, availability and protection of the Company’s and our clients’ information. Cybersecurity is also an inherent consideration for our data and AI-led solutions. Specifically, we aim to proactively identify and mitigate data protection and privacy risks through responsible AI practices. We work to continually strengthen our cybersecurity posture and protocols by investing in people, processes and technology intended to protect information throughout the business life cycle and to manage evolving cybersecurity risk. There can be no assurance that these policies and procedures will be effective in safeguarding against every possible cybersecurity or AI threat or that there will be no material incidents in the future.

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

Cybersecurity Strategy and Risk Management

Our cybersecurity strategy is founded on policies, processes and practices that are integrated into our overall risk management system. These policies, processes and practices are aimed at building a cyber-resilient organization by implementing and operationalizing cybersecurity capabilities to identify, protect, detect, respond and recover from cybersecurity threats and incidents and are guided by relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology (NIST). We have undertaken measures designed to comply with applicable privacy laws and regulations that are applicable to our services. These security capabilities are designed to mitigate vulnerabilities and the impact of cyber incidents.

Cybersecurity is an inherent consideration for our data and AI-led solutions. We aim to conduct periodic assessments to proactively identify and mitigate data protection and privacy risks in AI and manage risks through a layered approach that combines human oversight, technology and security controls.

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

Training and Awareness

We maintain a comprehensive information and cybersecurity awareness and training program for all employees and contracted resources. This includes a mandatory annual information security training, cyber awareness month, periodic simulations such as red teaming and tabletops, regular communications on relevant topics and policies related to data privacy, phishing, email security best practices, among others. We provide specialized security training for certain roles with access to sensitive data, including human resources or employees who regularly handle personal or sensitive information.

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

The Cybersecurity program including security operations, governance, risk and compliance, data privacy, and business continuity is led by our Chief Information Security Officer (“CISO”) who has over 25 years of extensive experience in technology and data center architecture, client solutioning, complex program management and a decade in cyber risk management, governance and incident handling. Our CISO is supported by a team of cyber experts, many of whom are certified professionals in areas of security architecture, threat hunting, incident response, application security, business resiliency and data privacy among others.
ITEM 2.    Properties
Our corporate headquarters are located in New York and we maintain our headquarters for international business in the Republic of Ireland. We have multiple operations centers spread across India, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland with an aggregate area of approximately 1,994,000 square feet and a current installed capacity of approximately 31,000 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,750 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments.
We believe that our current facilities are adequate to support our existing operations, however we continue to optimize our existing network of operations centers, including through our hybrid working model, to service our clients and drive efficiencies. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis”.

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
As of February 20, 2026, there were 7 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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

During the three months ended December 31, 2025, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Shares Privately Purchased, not Part of Publicly Announced Programs (1)		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
October 1, 2025 through October 31, 2025	—	$—	915,871	$37.98	—	$—	915,871	$104,847,587
November 1, 2025 through November 30, 2025	—	—	336,800	39.48	—	—	336,800	$91,552,038
December 1, 2025 through December 31, 2025	38,767	42.75	526,750	41.49	1,551,970	40.83	2,117,487	$69,697,583
Total	38,767	$42.75	1,779,421	$39.30	1,551,970	$40.83	3,370,158	—
(1) We purchased 1,551,970 shares as part of private transaction, from Orogen Echo LLC, for an aggregate purchase price of $63.4 million, under a Stock Purchase Agreement dated December 15, 2025, which is separate from the 2024 Repurchase Program.
During the year ended December 31, 2025, as part of our publicly announced program, we purchased 5,934,710 shares of our common stock for an aggregate purchase consideration of $253.2 million, including commission and excluding excise tax, representing an average purchase price per share of $42.67.
During the year ended December 31, 2025, we purchased 229,483 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for an aggregate purchase consideration of $11.1 million. The weighted average purchase price of $48.32 was the closing price of our shares of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the restricted stock units.
Pursuant to the Inflation Reduction Act, effective January 1, 2023, we are required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and S&P 500 Information Technology Index, capitalization weighted, for the period beginning December 31, 2020. As of December 31, 2025, we included the S&P 500 Information Technology Index, because we believe it offers a better comparison of the industry performance, and removed the earlier peer group, which comprised two companies: Genpact Limited and WNS (Holdings) Limited, because WNS (Holdings) Limited was delisted on October 17, 2025. As a result of such delisting, providing a comparison of the newly selected index (S&P 500 Information Technology Index) against the prior peer group is not meaningful. The returns assume that $100 was invested on December 31, 2020, and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
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
28-Feb-25
30-Apr-25
30-Jun-25
31-Aug-25
31-Oct-25
31-Dec-25
EXL
S&P 500 IT Index
NASDAQ Composite

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to “2025” or “fiscal 2025” means the 12-month period that ended on December 31, 2025. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•our ability to maintain and grow client demand for our services and solutions, including anticipating and incorporating the latest technologies, for instance, artificial intelligence (“AI”), including generative AI, agentic AI into our offerings;
•use of AI technology presents competitive, operational, reputational and legal risks, and our use of AI technology may not be successful;
•impact on client demand by the selling cycle and terms of our client contracts, including for our AI-related offerings;
•our ability to attract and retain enough sufficiently trained employees to support our operations or any changes in the senior management team;
•our ability to accurately estimate and/or manage costs;
•our ability to adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients;
•cyber security incidents, data breaches, additional cybersecurity and privacy risks from growing use of AI, or other unauthorized disclosure of sensitive or confidential client and employee data;
•reliance on third parties to deliver services and infrastructure for client critical services, and on third party data use rights for certain of our offerings;
•employee wage increases;
•failure to protect our intellectual property;
•our dependence on a limited number of clients and our ability to withstand the loss of a significant client;
•our ability to manage rapid infrastructure and personnel growth across countries, including losing key talent to competitors;
•our ability to successfully consummate or integrate strategic acquisitions including the impact from the impairment of goodwill and other intangible assets, if any;

•legal liability arising out of customer and third party contracts;
•increasing competition in our industry, including from other providers and from internal resources of our clients;
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•challenges related to upgrading our enterprise resource planning system;
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
•our ability to service debt or obtain additional financing on competitive terms, or exposure to interest rate fluctuations that are not fully hedged through interest rate swaps; and
•negative public reaction in the United States or elsewhere to offshore outsourcing.
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
One of our key assets is our global delivery network, which includes highly trained industry and process specialists across the United States, the United Kingdom, Latin America, South Africa, Europe and Asia (primarily India and the Philippines). We have operations centers in India, the United States, the Philippines, South Africa, Colombia, Bulgaria, Romania, the United Kingdom, the Czech Republic, Mexico and the Republic of Ireland.

In the first quarter of 2025, we implemented operational and structural changes to accelerate the execution of our data and AI strategy and align with how our management reviews financial information and makes operating decisions. The new operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging our full suite of capabilities; and Strategic Growth Units to focus on rapidly advancing our operational, analytics, data engineering, and AI capabilities specific to our chosen industries. Our IMUs focus on managing customer relationships and delivering the “One EXL” value proposition to clients, maintaining a unified go-to-market approach and be integrally responsible for growth, profitability and client satisfaction.

Accordingly, our new reportable segments, aligned to our IMUs, are as follows:

•Insurance,
•Healthcare and Life Sciences,
•Banking, Capital Markets and Diversified Industries,

•International Growth Markets
The primary changes in our new reportable segments reflect 1) the integration of our former Analytics reportable segment as a core capability within each of our IMUs, ensuring alignment with the specialized needs of our clients across IMUs, 2) the reorganization of our former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of the new Healthcare and Life Sciences reportable segment, and 3) the formation of International Growth Markets as a separate IMU to represent all our services and solutions offerings to clients in the United Kingdom, Europe, Middle East, Asia-Pacific and South Africa geographies across all industry verticals. The International Growth Markets IMU is helping strategically expand our footprint in markets outside of North America and drive focus on offerings and expansion in those markets in new and existing clients.
In addition, our revenues by service type are now presented as data and AI-led solutions and services and digital operations solutions and services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), the United Kingdom and Europe, and Rest of World.

We have recast our segment disclosures for all prior periods presented to conform to the way we internally manage and monitor segment level performance of our business.
Our Business
We provide data and AI-led solutions and services and digital operations solutions and services to our clients. We market and sell our solutions and services to existing and prospective clients through our sales and client management teams, which are aligned by our IMUs. Our sales and client management teams operate primarily from the United States, India, the United Kingdom, Ireland and Australia.
Data and AI-led: Our data and AI-led revenue comes from AI-powered solutions and services in which we embed data and AI into client workflows, leveraging our depth of domain knowledge, analytics, data management and digital engineering expertise. Our digital and AI capabilities that drive data and technology-led transformation for our clients include generative AI, reinforcement learning, hyper automation, cloud data management, conversational AI, robotics, enterprise architecture development, integration platform as a service and AI for operations.
Digital operations: Our digital operations revenue comes from our technology-enabled managed services that blend our deep domain expertise with industry-specific solutions and services that help clients run business functions with enhanced productivity, greater speed and improved accuracy. We apply deep industry expertise and tailored technology—whether our proprietary technology or client technology—to solve complex challenges and drive measurable outcomes. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.

Our reportable segments, aligned to our IMUs, which provide data and AI-led solutions and services and digital operations solutions and services, are described below:

Insurance: We serve insurance brokers, reinsurers, and insurtech companies and provide services to insurers in the areas of property and casualty, life, disability, annuity, and retirement services.

Our offerings include claims management, premium and benefit administration, agency management, account reconciliation, actuarial and risk analytics, policy research, digital marketing, new business acquisition, underwriting support, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, finance and accounting, and customer service using digital technology, AI, including agentic AI, generative AI, machine learning (“ML”) and advanced automation. We also combine our cloud-first digital insurance software solutions and industry expertise with agentic AI, generative AI, machine learning, advanced analytics, and platforms. This includes our Insurance Large Language Model (“LLM”), a specialized generative AI platform for claims, underwriting and subrogation, developed leveraging our deep experience and proprietary data in the insurance industry. Additionally, we provide third-party administration for life and annuity insurance through our LifePRO® and Life Digital Suite SaaS platforms and also offer subrogation services to property and casualty insurers using our Subrosource® BPaaS platform.

Healthcare and Life Sciences: We serve U.S.-based healthcare payers, providers, pharmacy benefit managers (“PBMs”), and life sciences organizations by combining deep healthcare and life sciences domain expertise with data, analytics and AI-led insights and technology-enabled services that transform how care is delivered, managed and paid.

We provide care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement, commercial analytics and regulatory support services to improve healthcare outcomes, enhanced patient and provider experience, optimized healthcare spending and streamline healthcare administration processes by simplifying complex workflows.

For healthcare payers, we offer payment integrity services, pre and post-pay auditing services, payment analytics, subrogation and claims recovery, care management and patient navigation solutions. For healthcare providers, we offer revenue cycle management, digital transformation, data-driven analytics and contact center solutions. For PBMs, we provide digital transformation, data and analytics and call center modernization. Our life sciences offerings combine domain expertise, data engineering, AI-driven insight generation, and digital operations to deliver outcomes across commercial, clinical, regulatory, and patient support functions. We leverage AI, analytics, and cloud-based solutions to enhance value-based care, optimize claims, and ensure regulatory compliance.

Banking, Capital Markets, and Diversified Industries: Our Banking and Capital Markets and Diversified Industries group delivers comprehensive solutions across retail and commercial banking, credit card and payment services, fintech, wealth and retirement services, capital markets, utilities, retail and consumer packaged goods, communications, media and entertainment, travel and leisure, transportation and logistics, infrastructure and other business services industries.

By integrating deep domain expertise with AI-driven decision-making, we enable financial institutions to innovate, enhance operational agility, and adapt to evolving market demands. We provide risk management solutions, marketing and customer analytics solutions to our clients, along with our integrated operations services that encompass the full range of banking operations, including digital lending solutions that improve underwriting and compliance, omni-channel marketing, digital onboarding, know your customer (“KYC”)/anti-money laundering (“AML”) compliance, collections, fraud prevention, and customer servicing, among others. Our industry-leading AI and automation-driven service offerings drive operational efficiency and foster innovation across the financial services and other industries.

Our enterprise services and solutions include domain-specific operations, integrated finance and accounting services, customer experience management, back-office operations, and revenue enhancement, such as pricing and billing, enabling our clients to deliver enhanced operational efficiency, and high-quality customer experiences. For example, in the retail and consumer packaged goods sectors, we enable advanced supply chain performance through AI-driven analytics services supporting smarter merchandising, dynamic pricing, and accurate demand forecasting and for our clients in the utilities sector, we offer AI-enabled operations and solutions related to end-to-end customer life cycle management, including onboarding and terminations, engineering field operations, billing, and debt management.

International Growth Markets: Our International Growth Markets (“IGM”) IMU is focused on strengthening our global footprint outside of North America. We ensure customized delivery while leveraging EXL’s global capabilities in data, AI, and digital operations to drive differentiated business outcomes for our clients in growth markets. This provides us with opportunities to leverage our investments, experience, and expertise from the North America market to expand our global client base, drive further growth, and bring us closer to our clients and partners across the world. IGM consists of dedicated teams servicing clients and localizing our global capabilities in insurance, life sciences, banking and capital markets, energy and infrastructure, retail, consumer goods, and travel industries in growth markets. Across all regions in which we operate, we combine deep domain experience with our data and AI expertise to help clients innovate, enhance operational agility, adapt to changing market demands, and drive better business transformation.

Pricing: We charge for our services using various pricing models like time-and-material pricing, full-time-equivalent pricing, transaction-based pricing, outcome-based pricing, subscription-based pricing and other alternative or emerging pricing models. Outcome-based pricing arrangements are an example of a non-linear pricing model where our revenues from platforms and solutions and the services we provide are compensated based on our clients’ usage or savings rather than the efforts we deploy to provide these services. We continue to observe a shift in the industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a full-time-equivalent pricing model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain or improve our gross margins.

Revenues
For fiscal 2025, we generated revenues of $2,087.7 million compared to revenues of $1,838.4 million for fiscal 2024, an increase of $249.3 million, or 13.6%.
We serve clients mainly in the North America, and the United Kingdom & Europe, with these two regions generating 82.7% and 14.7%, respectively, of our total revenues for fiscal 2025 and 82.3% and 14.8%, respectively, of our total revenues for fiscal 2024.
For fiscal 2025 and fiscal 2024, our total revenues from our top ten clients accounted for 34.0% and 33.2% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Cost of Revenues
Our cost of revenues primarily consists of:
•employee costs, which include salary, bonus and other compensation expenses; retirement benefits, recruitment and training costs; employee health and life insurance; transport; rewards and recognition for certain employees; and non-cash stock-based compensation expense; outsourced/subcontractors costs;
•costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; lease cost; and
•other costs which primarily include travel and costs relating to our direct marketing business.
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
We generally experience a higher cost of revenues as a percentage of revenues during the initial 12 to 18 months in our long-term contracts due to upfront investments in infrastructure, resource hiring and training during migration. The cost of revenues as a percentage of revenues improves as we scale up, achieve operational efficiencies and complete the migration.

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
Our revenues are primarily denominated in the U.S. dollar, however, a portion of our revenues are earned in the U.K. pound sterling representing 10.6% and 10.7% of our total revenues in fiscal 2025 and fiscal 2024, respectively. We also incur a significant portion of our expenses in the Indian rupee, the Philippine peso, the South African rand and the U.K. pound sterling, representing 31.1%, 8.4%, 3.3% and 3.1%, respectively, of our total expenses in fiscal 2025, compared to 29.7%, 8.2%, 3.5% and 2.8%, respectively, of our total expenses in fiscal 2024. The exchange rates among these currencies and the U.S. dollar have changed over the years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as these currencies appreciate or depreciate against the U.S. dollar. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business––Currency exchange rate fluctuations in the various currencies in which we do business, or the failure of our hedging strategies to mitigate such fluctuations, could have a material adverse effect on our results of operations,” as well as Note 2 - Summary of Significant Accounting Policies and Note 17 - Derivatives and Hedge Accounting to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Components of Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consists of interest on our borrowings under our revolving credit facility, term loan facility, finance leases and notional interest implicit in the purchase of property and equipment.
Other Income/(Expense), Net
Other income/(expense), net primarily consists of gain/(loss) on sale and mark-to-market, dividend income and interest income on our short-term and long-term investments, cash equivalents, as applicable. Other income/(expense), net also consists of changes in fair value of contingent consideration related to business combinations, interest on refunds received from income tax authorities in India on completion of tax assessments, profit or loss on disposal of long-lived assets and components of net periodic benefit cost such as interest cost, expected return on plan assets, amortization of actuarial gain/(loss) and prior period service costs.
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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced the Pillar Two Framework imposing a global minimum tax rate of 15%. We have determined that the impact of the Pillar Two Framework did not have material impact on our consolidated financial statements.

On July 4, 2025, the United States enacted new tax legislation known as the One Big Beautiful Bill Act (“OBBBA”), which effectively extends certain provisions of the 2017 Tax Cuts and Jobs Act, including adjustments to several provisions that were scheduled to sunset, phase out, or phase in. As a result of our election to expense research or experimental expenditures incurred in the United States and the related transition provisions, our U.S. cash taxes for 2025 will decrease, while there will be no significant impact on our effective tax rate.
Critical Accounting Estimates
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
We consider the following accounting estimates to be the most critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These accounting policies, estimates and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
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

Revenues from fixed-price contracts are recognized considering costs incurred to date relative to total estimated costs at completion to measure progress towards satisfying the performance obligations. The use of this method requires significant judgment to estimate the stage of completion and/or cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. We regularly monitor these estimates throughout the execution of the project and record changes in the period in which a change in an estimate is determined.
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
We also perform a quantitative assessment of goodwill impairment if, based on the qualitative factors assessed during the fourth quarter, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The significant estimates and assumptions include, the timing and amount of future revenue and cash flows, discount rate reflecting the risk inherent in future cash flows and the long-term growth rate applied within the discounted cash flow model.
In the first quarter of 2025, we implemented operational and structural changes, which resulted in the realignment of our reporting segments. Refer to Note 3- Segment Information and Note 10- Goodwill and Other Intangible Assets to our consolidated financial statements for further details.
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

We grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally, we grant PRSUs that cliff vest based on an aggregated revenue target (“PUs”) for a three-year period, while grants based on market conditions (“MUs”) are contingent on meeting or exceeding the total shareholder return relative to a group of peer companies, and are measured over a three-year performance period.

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
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of the provision for income taxes. We have established adequate reserves to cover all uncertain tax positions.
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
Effective November 21, 2025, the Government of India has consolidated multiple existing labor legislations into a unified framework comprising four labor codes collectively referred to as the new “Labor Codes”. The Labor Codes, among other things introduce changes, including a uniform definition of wages. These legislative changes have resulted in an increase in the projected benefit obligation, which has been recognized as prior service cost in other comprehensive income. Additionally, the Government of India is in the process of issuing rules and regulations and clarifying certain aspects of the Labor Codes. The issuance of rules and regulations, as well as the outcome of these clarifications, could impact our compensation and benefit expenses in India.
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

Results of Operations
For a discussion of our results of operations for fiscal 2023, including a year-to-year comparison between fiscal 2024 and 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on February 25, 2025.
The following table summarizes our results of operations:

					(dollars in millions)

	Fiscal 2025	Percentage of Revenues, net	Fiscal 2024	Percentage of Revenues, net	Dollar Change	Percentage Change

	(A)		(B)		(C=A-B)
Revenues, net	$2,087.7	100.0%	$1,838.4	100.0%	$249.3	13.6%
Cost of revenues (1)	1,286.6	61.6%	1,147.4	62.4%	139.2	12.1%
Gross profit (1)	801.10	38.4%	691.0	37.6%	110.1	15.9%
Operating expenses:
General and administrative expenses	255.3	12.2%	225.7	12.3%	29.6	13.1%
Selling and marketing expenses	172.9	8.3%	146.5	8.0%	26.4	18.0%
Depreciation and amortization expense	59.1	2.8%	55.2	3.0%	3.9	7.0%
Total operating expenses	487.3	23.3%	427.4	23.2%	59.9	14.0%
Income from operations	313.8	15.0%	263.6	14.3%	50.2	19.0%
Foreign exchange gain, net	2.8	0.1%	0.9	—%	1.9	220.9%
Interest expense	(17.6)	(0.8)%	(19.3)	(1.0)%	1.7	(8.5)%
Other income, net	16.0	0.8%	16.1	0.9%	(0.1)	(0.2)%
Income before income tax expense and earnings from equity affiliates	315.0	15.1%	261.3	14.2%	53.7	20.5%
Income tax expense	63.7	3.1%	62.9	3.4%	0.8	1.3%
Income before earnings from equity affiliates	251.3	12.0%	198.4	10.8%	52.9	26.7%
Gain/(loss) from equity-method investment	(0.3)	—%	(0.1)	—%	(0.2)	167.5%
Net income	$251.0	12.0%	$198.3	10.8%	$52.7	26.6%
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Fiscal 2025 Compared to Fiscal 2024
Revenues, net: The following table summarizes our revenues by reportable segments:

	Fiscal		Dollar Change	Percentage change	Percentage of Total Revenues for Fiscal
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$710.6	$656.4	$54.2	8.3%	34.0%	35.7%
Healthcare and Life Sciences	532.5	430.7	101.8	23.7%	25.5%	23.4%
Banking, Capital Markets and Diversified Industries	482.4	426.7	55.7	13.0%	23.1%	23.2%
International Growth Markets	362.2	324.6	37.6	11.6%	17.4%	17.7%
Revenues, net	$2,087.7	$1,838.4	$249.3	13.6%	100.0%	100.0%
Revenues for fiscal 2025 were up by $249.3 million, or 13.6%, compared to fiscal 2024, driven by the expansion of business from our existing clients across all reportable segments by 10.6% and revenue from new client wins, including revenue from our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”) by 3.0% during fiscal 2025.
Revenue growth in Insurance by 8.3% was driven by the expansion of business from our existing clients by 7.5% and new clients by 0.8% during fiscal 2025, compared to fiscal 2024.
Revenue growth in Healthcare and Life Sciences by 23.7% was driven by the expansion of business from our existing clients by 22.4% and new clients, including revenue from ITI Data, by 1.3% during fiscal 2025, compared to fiscal 2024.
Revenue growth in Banking, Capital Markets and Diversified Industries by 13.0% was driven by the expansion of business from our existing clients by 5.6% and new clients, including revenue from ITI Data, by 7.4% during fiscal 2025, compared to fiscal 2024.
Revenue growth in International Growth Markets by 11.6% was driven by the expansion of business from our existing clients by 8.0% and new clients, including revenue from ITI Data, by 3.9%, partially offset by a foreign exchange loss, net of hedging by 0.3% during fiscal 2025, compared to fiscal 2024.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Fiscal		Dollar Change	Percentage change	Fiscal		Percentage change
	2025	2024			2025	2024
	(dollars in millions)
Insurance	$453.8	$424.9	$28.9	6.8%	36.1%	35.3%	0.8%
Healthcare and Life Sciences	300.2	243.2	57.0	23.5%	43.6%	43.6%	—%
Banking, Capital Markets and Diversified Industries	298.8	268.6	30.2	11.2%	38.1%	37.1%	1.0%
International Growth Markets	233.8	210.7	23.1	10.9%	35.5%	35.1%	0.4%
Total	$1,286.6	$1,147.4	$139.2	12.1%	38.4%	37.6%	0.8%
Cost of revenues for fiscal 2025 increased by $139.2 million, or 12.1%, compared to fiscal 2024. The increase in cost of revenues was primarily due to increases in employee-related costs of $152.9 million on account of higher headcount and wage inflation, higher facilities, technology and other operating costs of $18.9 million, partially offset by lower mail and data expenses in our direct marketing business of $16.7 million and a foreign exchange gain, net of hedging of $15.9 million. Our gross margin for fiscal 2025 was 38.4%, compared to 37.6% for fiscal 2024, an increase of 80 basis points (“bps”) primarily driven by higher revenues and operational efficiencies, partially offset by increases in employee-related costs during fiscal 2025, compared to fiscal 2024.
The increase in cost of revenues in Insurance by $28.9 million for fiscal 2025 was primarily due to increases in employee-related costs of $48.4 million on account of higher headcount and wage inflation, higher technology and facilities costs of $5.0 million, partially offset by lower mail and data expenses in our direct marketing business of $16.7 million, other operating costs of $2.3 million and a foreign exchange gain, net of hedging of $5.5 million. Gross margin in Insurance increased by 80 bps, primarily due to higher revenues and operational efficiencies during fiscal 2025, compared to fiscal 2024.
The increase in cost of revenues in Healthcare and Life Sciences by $57.0 million for fiscal 2025 was primarily due to increases in employee-related costs of $53.4 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher facilities costs of $2.0 million, higher technology costs of $1.6 million and other operating costs of $3.7 million, partially offset by a foreign exchange gain, net of hedging of $3.7 million. Gross margin in Healthcare and Life Sciences remained flat during fiscal 2025, compared to fiscal 2024.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $30.2 million for fiscal 2025 was primarily due to increases in employee-related costs of $28.9 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology costs of $2.2 million, higher facilities and other operating costs of $2.8 million, partially offset by a foreign exchange gain, net of hedging of $3.7 million. Gross margin in Banking, Capital Markets and Diversified Industries increased by 100 bps, primarily due to higher revenues and operational efficiencies during fiscal 2025, compared to fiscal 2024.

The increase in cost of revenues in International Growth Markets by $23.1 million for fiscal 2025 was primarily due to increases in employee-related costs of $22.2 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, higher technology and other operating costs of $3.9 million, partially offset by a foreign exchange gain, net of hedging of $3.0 million. Gross margin in International Growth Markets increased by 40 bps, primarily due to higher revenues and operational efficiencies during fiscal 2025, compared to fiscal 2024.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased by 0.2% to 20.5% during fiscal 2025, compared to fiscal 2024.
The increase in SG&A expenses by $56.0 million during fiscal 2025, compared to fiscal 2024 was primarily due to increases in employee-related costs of $52.9 million on account of higher headcount and wage inflation, including incremental costs related to the acquisition of ITI Data, increase in investments in digital and generative AI capabilities of $2.8 million, higher sales and marketing and other operating costs of $3.4 million. This increase in SG&A was partially offset by one-time restructuring and litigation settlement costs of $3.1 million incurred during fiscal 2024, compared to fiscal 2025.
Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.2% during fiscal 2025, compared to 2024.
The increase in depreciation and amortization expense by 7.0% during fiscal 2025, compared to fiscal 2024 was primarily due to investments in infrastructure, technology assets and digital capabilities, partially offset by intangibles amortization expense.
Income from Operations. The increase in income from operations by 19.0% during fiscal 2025, compared to fiscal 2024 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.
Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $2.8 million for fiscal 2025, compared to a foreign exchange gain, net of $0.9 million for fiscal 2024. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during fiscal 2025, compared to fiscal 2024.
Interest expense. The decrease in interest expense by $1.7 million during fiscal 2025, compared to fiscal 2024 was primarily due to a lower average effective interest rate during fiscal 2025, compared to fiscal 2024.
Other Income, net.

	Fiscal		Dollar Change	Percentage change
	2025	2024
	(dollars in millions)
Gain on sale and fair value mark-to-market on investments	$8.3	$5.7	$2.6	47.3%
Interest and dividend income	9.6	9.9	(0.3)	(2.8)%
Fair value changes of contingent consideration	(2.3)	0.6	(2.9)	NM (1)
Others, net	0.4	(0.1)	0.5	NM (1)
Other income, net	$16.0	$16.1	$(0.1)	(0.2)%

(1) Not Meaningful
Other income, net decreased marginally by $0.1 million during fiscal 2025, compared to fiscal 2024 due to changes in the fair value of contingent consideration related to our August 2024 acquisition of ITI Data of $2.3 million and reversal of contingent consideration liability of $0.6 million related to our June 2022 acquisition of Inbound Media Group, LLC during fiscal 2024, partially offset by higher yield on our investments and other income of $1.9 million, and reversal of certain contingent liabilities of $0.9 million that were no longer required in fiscal 2025.
Income Tax Expense. The effective tax rate decreased from 24.1% for fiscal 2024 to 20.3% for fiscal 2025. We recorded income tax expense of $63.7 million and $62.9 million for fiscal 2025 and fiscal 2024, respectively. The increase in income tax expense was primarily as a result of higher profit and an increase in non-deductible expenses, partially offset by higher excess tax benefits and foreign derived intangible income deduction during fiscal 2025, compared to fiscal 2024.
Net Income. The increase in net income by 26.6% during fiscal 2025, compared to fiscal 2024 was attributable to the aforementioned factors.

Liquidity and Capital Resources

	Fiscal		Dollar Change	Percentage Change
	2025	2024
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$171.4	$145.4	$26.0	17.9%
Net cash provided by operating activities	350.7	268.5	82.2	30.6%
Net cash used for investing activities	(49.2)	(119.1)	69.9	(58.6)%
Net cash used for financing activities	(312.8)	(119.1)	(193.7)	162.6%
Effect of exchange rate changes	5.9	(4.3)	10.2	(235.8)%
Closing cash, cash equivalents and restricted cash	$166.0	$171.4	$(5.4)	(3.2)%
As of December 31, 2025 and 2024, we had $328.4 million and $340.6 million, respectively, in cash, cash equivalents and short-term investments, of which $285.8 million and $296.0 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies. As and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During 2025, some of our foreign subsidiaries repatriated $90.8 million (net of $5.6 million withholding taxes) to the United States.
Operating Activities:
Net cash provided by operating activities was $350.7 million for fiscal 2025, compared to $268.5 million for fiscal 2024, reflecting higher cash earnings and lower working capital needs. The major drivers contributing to the increase of $82.2 million year-over-year included the following:
•Increase in cash earnings, including adjustments for non-cash and other items contributed higher cash flow of $66.8 million for fiscal 2025, compared to fiscal 2024. These adjustments include fair value changes in investments, unrealized foreign currency exchange (gain)/loss, net, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.
•Changes in accounts receivable, including advance billings, contributed lower cash flow of $51.8 million in fiscal 2025, compared to the fiscal 2024. Our days sales outstanding were 60 days as of December 31, 2025, compared to 62 days as of December 31, 2024.
•Payment of contingent consideration related to our December 2021 acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) contributed to a higher cash payout of $11.0 million during fiscal 2024, whereas no such payment occurred during fiscal 2025.
•Changes in other assets, accounts payables including other liabilities contributed to lower cash payout of $56.2 million for fiscal 2025, compared to fiscal 2024.
Investing Activities: Net cash used for investing activities were $49.2 million for fiscal 2025, compared to $119.1 million for fiscal 2024. The decrease of $69.9 million was primarily due to higher proceeds from redemption of investments of $52.3 million during fiscal 2025, as compared to fiscal 2024 and net cash used for business acquisition of $24.3 million during fiscal 2024 whereas no such payment occurred during fiscal 2025. This was partially offset by higher cash paid for capital expenditures, including investments in infrastructure, technology assets and digital capabilities of $6.2 million during fiscal 2025, compared to fiscal 2024.

Financing Activities: Net cash used for financing activities were $312.8 million for fiscal 2025, compared to $119.1 million for fiscal 2024. The increase of $193.7 million was primarily due to higher purchases of treasury stock of $120.6 million under our share repurchase programs and privately repurchased shares during fiscal 2025, compared to fiscal 2024 and lower net proceeds from borrowings of $78.1 million during fiscal 2025, compared to fiscal 2024. This was partially offset by payment of contingent consideration related to our December 2021 acquisition of Clairvoyant of $4.0 million during fiscal 2024 whereas no such payment occurred during fiscal 2025.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $52.6 million of capital expenditure during fiscal 2025. We expect to incur total capital expenditures of between $50 million to $55 million in fiscal 2026, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development and other, digital technologies.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further information.
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives like acquisition of complementary businesses, capital expenditures and continued stock repurchases, including accelerated stock repurchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2025 and 2024, we had outstanding letters of credit of $1.6 million and $0.8 million, respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements
The following table summarizes our debt position:

	As of
	December 31, 2025			December 31, 2024
	(dollars in millions)
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total current portion of long-term borrowings	—	4.9	4.9	—	4.9	4.9

Long-term borrowings	205.0	88.8	293.8	190.0	93.8	283.8
Unamortized debt issuance costs	—	—	—	—	(0.2)	(0.2)
Total long-term borrowings	205.0	88.8	293.8	190.0	93.6	283.6
Total borrowings	$205.0	$93.7	$298.7	$190.0	$98.5	$288.5
Credit Agreement
We held a $300.0 million revolving credit facility pursuant to our credit agreement (the “Credit Agreement”), dated as of November 21, 2017, with certain lenders and Citibank N.A. as Administrative Agent. The Credit agreement was amended and restated in April 2022 followed by the First Amendment to Amended and Restated Credit Agreement in August 2024 (the “2024 Credit Agreement”). Among other things, the 2024 Credit Agreement increased revolving credit commitments to $500.0 million and provided a new term loan facility of $100.0 million with an annual repayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027.

Under the 2024 Credit Agreement, obligations are guaranteed by our wholly-owned material domestic subsidiaries and secured by substantially all of our and our material domestic subsidiaries’ assets. The agreement includes a letter of credit sub-facility, permits voluntary prepayments without premium or penalty, and allows borrowings to be used for working capital, general corporate purposes, and permitted acquisitions.

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

Under the 2024 Credit Agreement, obligations bear interest at a rate equal to either the specified prime rate (alternate base rate) or the adjusted secured overnight financing rate (SOFR), in each case plus an applicable margin tied to our total net leverage ratio. The applicable margin on the revolving credit facility ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR, while the margin on the term loan facility ranges from 0.13% to 1.00% per annum on loans pegged to the specified prime rate, and 1.13% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Year ended December 31,
	2025	2024
Revolving credit facility	5.7%	6.3%
Term loan facility	5.7%	6.5%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
General
Our exposure to market risk arises from our expenses and revenue generating activities in foreign currencies, and changes in interest rates.
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
Components of Market Risk
Foreign Currency Risk. We are exposed to foreign currency exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 84.7% of our total revenues and the U.K. pound sterling representing 10.6% of our total revenues for fiscal 2025. A significant portion of our expenses are incurred in the Indian rupee, the Philippine peso, the South African rand and the U.K. pound sterling, representing 31.1%, 8.4%, 3.3% and 3.1%, respectively, of our total expenses for fiscal 2025. We also incur expenses in the U.S. dollar and currencies of other countries where we have operations. The exchange rates among the Indian rupee, the Philippine peso, the South African rand, the U.K. pound sterling and the U.S. dollar have fluctuated within the fiscal 2025, over the recent years and may fluctuate in the future.
Based upon our level of operations for fiscal 2025 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee, the Philippine peso, the South African rand and the U.K. pound sterling against the U.S. dollar would have increased/decreased our revenues by approximately $8.0 million, $0.2 million, $1.8 million and $14.4 million, respectively and increased/decreased our expenses incurred by approximately $55.2 million, $14.8 million, $5.9 million and $5.4 million, respectively for fiscal 2025.
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
The impact related to these foreign currency forward contracts on earnings and/or cash flows is immaterial as the impact of the maturing cash flow hedges in respective periods are intended to primarily offset the foreign currency impact on the related revenue and expenses. Further, some of our client contracts include protection against foreign currency exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results.
As of December 31, 2025 and 2024, we had outstanding cash flow hedges with notional amounts of $1,134.8 million and $984.3 million, respectively, with the maximum outstanding term of approximately 42 months and 45 months, respectively. The mark-to-market loss, net upon fair valuation of outstanding cash flow hedges as of December 31, 2025 and 2024 was $19.3 million and $9.2 million, respectively, and is included in “Accumulated other comprehensive income/(loss)” on our consolidated balance sheets. For fiscal 2025 and 2024, we recognized $5.0 million and $0.6 million, respectively, as foreign exchange loss from maturing cash flow hedges, which was largely offset by the foreign exchange translation gain on the related expenses.
We also enter into foreign currency forward contracts from time to time to hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net.” These financial instruments mitigate balance sheet risk due to foreign currency exchange rate movements as gains and losses on the settlement of these financial instruments are intended to offset the revaluation gains and losses on the foreign currency denominated monetary assets and monetary liabilities being hedged. Foreign currency forward contracts with notional amounts of the U.S. dollar (USD) 215.2 million, the U.K. pound sterling (GBP) 36.0 million, the Euro (EUR) 7.7 million, and the Australian dollar (AUD) 4.9 million were outstanding as of December 31, 2025 compared to USD 168.9 million, GBP 21.0 million, EUR 9.0 million and AUD 4.8 million outstanding as of December 31, 2024. The changes in the fair values of these financial instruments as of December 31, 2025 and 2024 were included in the “Foreign exchange gain, net” in our consolidated statements of income. See Note 17- Derivatives and Hedge Accounting to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further information. As of December 31, 2025 and 2024, the outstanding derivative instruments had maturities of a maximum of 30 days and 31 days, respectively.
Interest Rate Risk. We are also exposed to interest rate risk arising from our indebtedness. In order to mitigate our exposure to fluctuations in interest rates and minimize the earnings and cash flow volatility associated with floating rate indebtedness, we may enter into interest rate swaps to hedge cash flow risks on our revolving credit facility having floating interest rate obligations. The swap transaction involves the exchange of fixed for floating interest payments. However, in circumstances where we believe additional fixed-rate debt would be beneficial, we may choose to terminate a previously executed swap, or swap certain floating interest payments to fixed.
As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the 2024 Credit Agreement, provides for revolving credit commitments of $500.0 million and a term loan facility of $100.0 million, with an annual repayment of 5%. The revolving credit facility and the term loan facility both mature on April 18, 2027.
The 2024 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin on the revolving credit facility is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR. The applicable margin on the term loan facility is also tied to our total net leverage ratio and ranges from 0.13% to 1.00% per annum on loans pegged to the specified prime rate, and 1.13% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 100 basis point increase or decrease in interest rates would have impacted our interest expense for fiscal 2025 by approximately $3.1 million.
We had cash, cash equivalents and short-term investments totaling $328.4 million and $340.6 million as of December 31, 2025 and 2024, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market funds and time deposits. We do not make such investments for trading or speculative purposes. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Decline in interest rates would reduce our future investment income. A 100 basis point increase or decrease in short term rates would have impacted our interest and dividend income for fiscal 2025 by approximately $1.7 million.
Credit Risk. As of December 31, 2025 and 2024, we have accounts receivable, net $343.1 million and $304.3 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of our accounts receivable, net as on December 31, 2025 and 2024.
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

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as of December 31, 2025, were effective.
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
Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025. See Deloitte & Touche LLP’s accompanying attestation report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our board of directors,” “Our executive officers” and “Corporate governance — Committees — Audit Committee,” “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year ended December 31, 2025.
ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis,” “— Compensation and Talent Management Committee Report,” “— Summary Compensation Table for Fiscal Year 2025,” “— Grants of Plan-Based Awards Table for Fiscal Year 2025,” “Outstanding Equity Awards at Fiscal 2025 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2025,” “— Pension Benefits for Fiscal Year 2025,” “— Potential Payments upon Termination or Change in Control at Fiscal 2025 Year-End,” “— Director Compensation for Fiscal Year 2025,” “— Risk and Compensation Policies” and “Corporate Governance — Compensation and Talent Management Committee Interlocks and Insider Participation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 - Stock-Based Compensation to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1) (2)
Equity compensation plans approved by security holders	7,167,716	$30.14	9,369,596
Equity compensation plans not approved by security holders	—	—	—
Total	7,167,716	$30.14	9,369,596
(1) This includes outstanding options and unvested restricted stock units, which include time-based restricted stock units and performance-based restricted stock units. This also includes vested time-based restricted stock units, performance-based restricted stock units and employee stock purchase plan units for which the underlying common stock was not issued as of December 31, 2025.
(2) This includes 5,919,466 and 3,450,130 securities, under the 2025 Omnibus Incentive Plan (assuming performance at target for outstanding performance-based restricted stock units) and 2022 Employee Stock Purchase Plan, respectively.
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

Date: February 24, 2026	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Maurizio Nicolelli

/S/ VIKRAM S. PANDIT	Director	February 24, 2026
Vikram S. Pandit

/S/ THOMAS BARTLETT	Director	February 24, 2026
Thomas Bartlett

/S/ ANDREAS FIBIG	Director	February 24, 2026
Andreas Fibig

/S/ PATRICK GERAGHTY	Director	February 24, 2026
Patrick Geraghty

/S/ KRISTY PIPES	Director	February 24, 2026
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 24, 2026
Nitin Sahney

/S/ SARAH K. WILLIAMSON	Director	February 24, 2026
Sarah K. Williamson

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1
Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2024).

3.2	Sixth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 21, 2023).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 25, 2025).

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

10.17+	Form of Restricted Stock Unit (applicable to CEO) under the 2025 Omnibus Incentive Plan.

10.18+	Form of Restricted Stock Unit (applicable to U.S. Executive Officers) under the 2025 Omnibus Incentive Plan.

10.19+	Form of Restricted Stock Unit (applicable to International Executive Officers) under the 2025 Omnibus Incentive Plan.

10.20+	Form of Restricted Stock Unit (applicable to Directors) under the 2025 Omnibus Incentive Plan.

10.21+	ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 22, 2022).

10.22
Amendment and Restatement Agreement, dated April 18, 2022, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 20, 2022).

10.23
First Amendment to Amended and Restated Credit Agreement, dated August 9, 2024, by and among the Company and the other loan parties party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 15, 2024).

10.24
Master Confirmation – Variable Tenor Accelerated Stock Repurchase, dated as of March 15, 2024, between ExlService Holdings, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on March 18, 2024).

19.1	ExlService Holdings, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 25, 2025).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ExlService Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 29, 2024.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 24, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2026

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount and share count)

		As of
	Notes	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	7	$146,326	$153,355
Short-term investments	8	182,041	187,223
Restricted cash	7	12,392	9,972
Accounts receivable, net	4	343,105	304,322
Other current assets	11	146,093	140,317
Total current assets		829,957	795,189
Property and equipment, net	9	111,821	101,837
Operating lease right-of-use assets	21	97,411	68,784
Restricted cash	7	7,251	8,071
Deferred tax assets, net	22	129,968	104,747
Goodwill	10	419,654	420,387
Other intangible assets, net	10	36,204	49,331
Long-term investments	8	8,198	13,972
Other assets	12	61,771	56,085
Total assets		$1,702,235	$1,618,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$4,753	$5,884
Current portion of long-term borrowings	18	4,886	4,886
Deferred revenue		15,356	19,264
Accrued employee costs		146,775	129,994
Accrued expenses and other current liabilities	13	135,498	113,597
Current portion of operating lease liabilities	21	16,857	16,491
Total current liabilities		324,125	290,116
Long-term borrowings, less current portion	18	293,712	283,598
Operating lease liabilities, less current portion	21	88,167	59,851
Deferred tax liabilities, net	22	2,125	1,403
Other non-current liabilities	14	81,401	53,573
Total liabilities		789,530	688,541
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 208,855,566 shares issued and 156,430,028 shares outstanding as of December 31, 2025 and 206,510,587 shares issued and 161,801,212 shares outstanding as of December 31, 2024	19	209	206
Additional paid-in capital		677,562	588,583
Retained earnings		1,532,979	1,281,960
Accumulated other comprehensive loss	15	(180,727)	(154,722)
Total including shares held in treasury		2,030,023	1,716,027
Less: 52,425,538 shares as of December 31, 2025 and 44,709,375 shares as of December 31, 2024, held in treasury, at cost	19	(1,117,318)	(786,165)
Total stockholders’ equity		912,705	929,862
Total liabilities and stockholders’ equity		$1,702,235	$1,618,403
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amount and share count)

		Year ended December 31,
	Notes	2025	2024	2023
Revenues, net	3, 4	$2,087,679	$1,838,372	$1,630,668
Cost of revenues (1)		1,286,603	1,147,359	1,022,902
Gross profit (1)		801,076	691,013	607,766
Operating expenses:
General and administrative expenses		255,308	225,672	198,294
Selling and marketing expenses		172,934	146,502	120,227
Depreciation and amortization expense	9, 10	59,084	55,219	50,490
Total operating expenses		487,326	427,393	369,011
Income from operations		313,750	263,620	238,755
Foreign exchange gain, net		2,859	891	1,532
Interest expense	18	(17,611)	(19,256)	(13,180)
Other income, net	6	16,054	16,092	10,834
Income before income tax expense and earnings from equity affiliates		315,052	261,347	237,941
Income tax expense	22	63,728	62,936	53,536
Income before earnings from equity affiliates		251,324	198,411	184,405
Gain/(loss) from equity-method investment		(305)	(114)	153
Net income		$251,019	$198,297	$184,558
Earnings per share:	5
Basic		$1.56	$1.22	$1.11
Diluted		$1.54	$1.21	$1.10
Weighted average number of shares used in computing earnings per share:	5
Basic		161,028,312	162,718,840	166,341,213
Diluted		162,481,586	164,321,656	168,161,371

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

		Year ended December 31,
	Notes	2025	2024	2023
Net income		$251,019	$198,297	$184,558
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(15,062)	(14,513)	14,403
Currency translation adjustments		(13,819)	(17,484)	652
Retirement benefits	20	(11,196)	(1,414)	1,337
Reclassification adjustments:
(Gain)/loss on cash flow hedges (1)	17	4,986	(131)	5,208
Retirement benefits (2)	20	(135)	(602)	(94)
Income tax effects relating to above (3)	22	9,221	6,462	(4,403)
Total other comprehensive income/(loss)		(26,005)	(27,682)	17,103
Total comprehensive income		$225,014	$170,615	$201,661

(1)These are reclassified to net income and are included in revenues, net, cost of revenues, operating expenses and interest expense, as applicable in the consolidated statements of income.
(2)These are reclassified to net income and are included in other income, net in the consolidated statements of income.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2022		199,939,880	$200	$444,948	$899,105	$(144,143)	(33,767,660)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	23	3,470,158	3	4,643	—	—	—	—	4,646
Stock-based compensation	23	—	—	58,437	—	—	—	—	58,437
Acquisition of treasury stock	19	—	—	—	—	—	(4,364,498)	(133,268)	(133,268)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(218)	(218)
Other comprehensive income	15	—	—	—	—	17,103	—	—	17,103
Net income		—	—	—	184,558	—	—	—	184,558
Balance as of December 31, 2023		203,410,038	$203	$508,028	$1,083,663	$(127,040)	(38,132,158)	$(575,417)	$889,437
Stock issued against stock-based compensation plans	23	3,100,549	3	5,035	—	—	—	—	5,038
Stock-based compensation	23	—	—	72,658	—	—	—	—	72,658
Acquisition of treasury stock	19	—	—	—	—	—	(2,406,700)	(81,790)	(81,790)
Accelerated share repurchase	5, 19	—	—	2,862	—	—	(4,170,517)	(127,862)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,096)	(1,096)
Other comprehensive loss	15	—	—	—	—	(27,682)	—	—	(27,682)
Net income		—	—	—	198,297	—	—	—	198,297
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	2,344,979	3	7,962	—	—	—	—	7,965
Stock-based compensation	23	—	—	79,469	—	—	—	—	79,469
Acquisition of treasury stock	19	—	—	—	—	—	(4,734,627)	(202,671)	(202,671)
Accelerated share repurchase	5, 19	—	—	1,548	—	—	(2,981,536)	(126,548)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,934)	(1,934)
Other comprehensive loss	15	—	—	—	—	(26,005)	—	—	(26,005)
Net income		—	—	—	251,019	—	—	—	251,019
Balance as of December 31, 2025		208,855,566	$209	$677,562	$1,532,979	$(180,727)	(52,425,538)	$(1,117,318)	$912,705

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$251,019	$198,297	$184,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,248	55,221	50,280
Stock-based compensation expense	79,469	72,658	58,437
Reduction in the carrying amount of operating lease right-of-use assets	24,639	21,764	20,188
Fair value mark-to-market on investments	(1,766)	(1,514)	17,044
Unrealized foreign currency exchange gain, net	(13,948)	(5,136)	(1,363)
Deferred income tax benefit	(15,063)	(19,885)	(31,742)
Others, net	3,882	(680)	5,301
Change in operating assets and liabilities:
Accounts receivable	(35,990)	4,647	(49,242)
Other current and non-current assets	(5,872)	(48,373)	(24,339)
Income taxes payable, net	(1,611)	(26,204)	(18,282)
Accounts payable, accrued expenses and other liabilities	11,229	20,509	7,326
Deferred revenue	(4,127)	7,002	(877)
Accrued employee costs	24,531	21,708	14,090
Payment of contingent consideration	—	(11,000)	—
Operating lease liabilities	(24,923)	(20,489)	(20,181)
Net cash provided by operating activities	350,717	268,525	211,198

Cash flows from investing activities:
Purchases of property and equipment	(52,598)	(46,262)	(52,803)
Proceeds from sale of property and equipment	351	215	739
Business acquisition (net of cash acquired)	—	(24,299)	—
Purchases of investments	(313,511)	(289,012)	(235,369)
Proceeds from redemption of investments	317,672	240,859	276,036
Investment in equity affiliate	(1,174)	(600)	(600)
Net cash used for investing activities	(49,260)	(119,099)	(11,997)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(511)	(326)	(169)
Proceeds from borrowings	235,000	290,000	80,000
Repayments of borrowings	(225,000)	(201,250)	(130,000)
Payment of contingent consideration	—	(4,000)	(5,000)
Acquisition of treasury stock	(328,490)	(207,926)	(131,847)
Proceeds from issuance of common stock	6,237	5,023	5,566
Payment of debt issuance costs	—	(622)	—
Net cash used for financing activities	(312,764)	(119,101)	(181,450)
Effect of exchange rate changes	5,878	(4,328)	2,029
Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,429)	25,997	19,780
Cash, cash equivalents and restricted cash at the beginning of the period	171,398	145,401	125,621
Cash, cash equivalents and restricted cash at the end of the period	$165,969	$171,398	$145,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,958	$19,604	$13,895
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$4,265	$2,062	$4,137
Assets acquired under finance lease	$985	$1,325	$461
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
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
The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date and equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in “Accumulated other comprehensive income/(loss)” in the consolidated balance sheets.
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
Nature of Services
The Company earns its revenues by providing data and AI-led solutions and services and digital operations solutions and services to clients. The Company’s services help businesses achieve higher productivity, cost efficiency and business growth.
Identification of Performance Obligations
The Company identifies performance obligations by evaluating the distinct goods and services promised in a contract with customers.
Type of Contracts and Basis of Recognition
i.Revenues under time-and-material and transaction based contracts are recognized over time as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
ii.Revenues for the Company’s fixed-price contracts, which include business support services provided on a fixed price basis or implementation of applications or solutions, are recognized considering costs incurred to date relative to total estimated costs at completion to measure progress towards satisfying the Company’s performance obligations. Incurred cost represents work performed, and thereby reasonably reflects transfer of control to the client. The use of this method requires significant judgment to estimate the stage of completion and/or cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. The Company regularly monitors these estimates throughout the execution of the project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
iii.Revenue from the Company’s software and platform-enabled solutions and related services contracts, are primarily software license fees, annual maintenance renewals, software subscription or software as a services fees, software implementation and/or customization fees.
Perpetual/distinct licenses with significant standalone functionality are recognized at a point in time when control transfers. Maintenance/support services revenues are recognized ratably over the contract term. Subscription or software as a service revenues are recognized over time. Software implementation and customization revenues are recognized over time as services are performed. Revenues from software license bundled with services are recognized over time when services are performed.
.
iv.Revenues from payment integrity services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company uses its historical experience and projections to determine the expected amount of revenue to be recognized based on the expected consideration to be received from its customers. Any adjustment required due to a change in estimates is recorded in the period in which such change is identified. The estimated amount of revenue to be collected from the Company’s customers is presented as contract assets within “Other Current Assets”.
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
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers do not generally bundle different services together except for software and related services contracts, involving implementation services and post contract maintenance services. As such in multiple performance obligations arrangements, performance obligations are determined and revenue is recognized based on the transaction price allocated to each performance obligation determined using its relative standalone selling price.
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
December 31, 2025
(In thousands, except per share amount and share count)
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
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
(f)Short-Term and Long-Term Investments
The Company’s short-term investments consist of investments in mutual funds and those term deposits with more than three months of original maturity and less than twelve months of remaining maturity as of the reporting date, while long-term investments consist of term deposits with more than twelve months of remaining maturity as of the reporting date and investments in equity affiliates.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
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
(i)Software Development Costs
The Company capitalizes certain costs related to the development of or enhancements to existing internal-use software. The Company begins to capitalize such costs when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within “General and administrative expenses” in the Company’s consolidated statements of income.
The Company also capitalizes certain costs incurred in connection with developing or obtaining software or technology for sale to customers when the initial design phase is completed and commercial and technological feasibility has been established. The Company capitalizes costs incurred after technological feasibility is reached but before software is available for general release to customers, which primarily includes coding and testing activities. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs.

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

Annual amortization of internally developed software products meant for sale, lease or otherwise marketable is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 3 to 5 years from the date the product became available for use. Annual amortization of internally developed software products meant for internal-use is based on the straight-line method over the estimated useful lives of the internally developed software products. Amortization of such internally developed software is presented under “Depreciation and amortization expense” in the consolidated statements of income.

The Company also capitalizes certain implementation costs that are incurred when implementing cloud computing services or software-as-a-service arrangements, which primarily include efforts associated with configuration and development activities. These capitalized costs are reported in "Other current assets" and "Other non-current assets" in the consolidated balance sheets. Once the service is ready for use, the capitalized costs are expensed over the term of the hosting arrangement and recognized in consolidated statements of income.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
In addition, assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, are initially estimated as of the acquisition date and subsequently re-evaluated, with any measurement-period adjustments (up to one year) recorded to goodwill.
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
(k)Impairment of Long-lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. To determine fair value, the Company follows the discounted cash flow approach. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.
(l) Derivative Financial Instruments
In the normal course of business, the Company uses derivative instruments to mitigate the exposure from risk of foreign currency and interest rate fluctuations. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
fluctuations in interest rates on its indebtedness. These contracts adhere to the Company’s treasury operations’ objectives and policies to qualify as cash flow hedges, and are with counterparties that are highly rated financial institutions.

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) (“AOCI”), net of tax. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges of forecasted transactions are reclassified from AOCI to the consolidated statements of income along with the underlying hedged item in the same line as part of “Revenues, net,” “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable. The accumulated changes in the fair value of interest rate swaps recognized in AOCI are reclassified to the consolidated statements of income and are presented as a part of “Interest expense” over the term of the contract.

The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in AOCI are reclassified to earnings.

The Company also uses derivatives instruments consisting of foreign currency forward contracts to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC Topic 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss), net.

All of the assets and liabilities related to the Company’s forward contracts are subject to master netting arrangements with each individual counterparty. The Company has presented all of the assets and liabilities related to these contracts on a gross basis, with no offsets, in its consolidated balance sheets. There is no financial collateral (including cash collateral) provided or received by the Company related to these contracts. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.
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
The Company records annual amounts relating to its defined benefit plans using actuarial assumptions such as discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions as needed.
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/(loss) and prior period service costs, are included in “Other income/(expense), net.” Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements.
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

On June 17, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Plan (the "2025 Plan"), which among other things, reserves 6,800,000 shares (as adjusted under the terms thereof) of the Company’s common stock for grant

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
of awards under the 2025 Plan, at which time new awards under the 2018 Omnibus Incentive Plan (the "2018 Plan") were not permitted to be made, but outstanding awards under the 2018 Plan will continued to be governed by the terms thereof.

Under the Company’s Plans (the “2025 Plan and the 2018 Plan”), the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally, the Company grants PRSUs that cliff vest based on an aggregated revenue target (“PU”) for a three-year period, and PRSUs that are based on market conditions (“MU”) and cliff vest upon meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the Plans, and are measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of the respective targets. However, the features of the equity incentive compensation program are subject to change by the Compensation and Talent Management Committee of the Company’s board of directors.

The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PU is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PU as of December 31, 2025 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.

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
(o)Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the consolidated statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the consolidated statements of income at the time of settlement of cash flows hedges and amortization of deferred actuarial gain/(loss) on retirement benefits. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
(p)Concentration of Credit Risk in Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. Pursuant to the Company’s investment policy, surplus funds are maintained as cash equivalents and short-term investments, and are invested in highly-rated mutual funds, money market funds and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk, the Company conducts ongoing credit evaluations of its customers.
(q)Fair value measurements
In accordance with ASC Topic 820, Fair Value Measurements, the Company calculates fair value based on assumptions that market participants would use in pricing the asset or liability, rather than entity specific assumptions. The fair value hierarchy consists of the following three levels:
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
(r)Leases
The Company determines if an arrangement contains a lease at the inception of the contract by assessing whether there is an identified asset and whether the Company has the right to control its use. At the lease commencement date, the Company classifies the lease as either an operating lease or a finance lease, based on the terms of the arrangement.
Operating leases are presented within “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company's consolidated balance sheets. Long-lived assets underlying finance leases are presented within “Property and equipment, net” and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities - others” and “other non-current liabilities - others,” respectively, in the Company's consolidated balance sheets.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral, if applicable. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
(s)Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common shares issued and outstanding during the period plus the potentially dilutive effect of common stock equivalents, including outstanding stock options, restricted stock, restricted stock units and employee stock purchase plans. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
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
(u)Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (“ASC Topic 220”): Expense Disaggregation Disclosures. This ASU improves disclosures relating to the disaggregation of income statement expenses, requires additional disclosures about the nature of expenses in commonly presented financial statement captions on an annual and interim basis for all public business entities. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (“ASC Topic 832”): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants for business entities, creating a framework that previously did not exist under U.S. GAAP. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“ASC Topic 270”): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by U.S. GAAP and incorporates disclosure principle of material events or changes occurred since the prior year-end. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
(v) Recently Adopted and Applicable Accounting Pronouncements
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
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“Accounting Standards Codification (“ASC”) Topic 740”), Improvements to Income Tax Disclosures. This ASU expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted the disclosure requirements on a prospective basis, effective for the year ended December 31, 2025. Refer to Note 22 - Income Taxes to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
3. Segment Information
The Company is a provider of data and AI-led solutions and services and digital operations solutions and services in an integrated manner for clients across industry verticals.
In the first quarter of 2025, the Company implemented operational and structural changes to accelerate the execution of Company’s data and AI strategy and align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information and makes operating decisions. This new operating model comprises of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging full suite of capabilities; and Strategic Growth Units to focus on rapidly advancing the capabilities specific to various industries and client needs.
Consequently, the Company realigned its reportable segments to the IMUs as follows:
•    Insurance
•    Healthcare and Life Sciences,
•    Banking, Capital Markets and Diversified Industries,
•    International Growth Markets

The primary changes in the new reportable segments reflect 1) the integration of the former Analytics reportable segment as a core capability within each of the IMUs, ensuring alignment with the specialized needs of clients across IMUs, 2) the reorganization of the former Emerging Business reportable segment into a Banking, Capital Markets and Diversified Industries reportable segment, excluding Life Sciences, which is now a part of the new Healthcare and Life Sciences reportable segment, and 3) the formation of International Growth Markets as a separate IMU to represent all services and solutions offerings to clients in the United Kingdom, Europe, Middle East, Asia-Pacific and South Africa geographies across all industry verticals. The International Growth Markets IMU is helping the Company strategically expand its footprint in markets outside of North America and drive focus on offerings and expansion in those markets in new and existing clients

In addition, revenues by service type are now presented as data and AI-led solutions and services and digital operations solutions and services. Revenues attributable to geographical regions are now presented as North America (including the United States, Canada and Mexico), the United Kingdom & Europe, and the Rest of World.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Revenues, net and cost of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, for each of the reportable segments, are as follows:

	Year ended December 31, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$710,575	$532,584	$482,356	$362,164	$2,087,679
Cost of revenues (1)
Employee costs	380,703	249,119	260,234	193,270	1,083,326
Infrastructure and technology costs	54,310	28,943	25,952	34,002	143,207
Other costs (2)	18,803	22,193	12,578	6,496	60,070
Gross profit (1)	$256,759	$232,329	$183,592	$128,396	$801,076
Operating expenses					487,326
Income from operations					313,750
Foreign exchange gain, net, interest expense and other income, net					1,302
Income before income tax expense and earnings from equity affiliates					$315,052
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Year ended December 31, 2024
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$656,419	$430,679	$426,716	$324,558	$1,838,372
Cost of revenues (1)
Employee costs (2)	337,483	198,957	236,361	174,740	947,541
Infrastructure and technology costs	49,349	25,230	21,809	30,471	126,859
Other costs (3)	38,100	18,919	10,445	5,495	72,959
Gross profit (1)	$231,487	$187,573	$158,101	$113,852	$691,013
Operating expenses					427,393
Income from operations					263,620
Foreign exchange gain, net, interest expense and other income, net					(2,273)
Income before income tax expense and earnings from equity affiliates					$261,347
(1) Exclusive of depreciation and amortization expense.
(2) Employee costs include restructuring costs of $782, $267, $1,050 and $979 for Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries and International Growth Markets, respectively. Refer to Note 26 – Restructuring Costs to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
(3) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Year ended December 31, 2023
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$586,403	$366,392	$411,828	$266,045	$1,630,668
Cost of revenues (1)
Employee costs	300,249	170,675	226,576	143,462	840,962
Infrastructure and technology costs	43,289	18,924	18,860	24,400	105,473
Other costs (2)	41,776	19,503	10,408	4,780	76,467
Gross profit (1)	$201,089	$157,290	$155,984	$93,403	$607,766
Operating expenses					369,011
Income from operations					238,755
Foreign exchange gain, net, interest expense and other income, net					(814)
Income before income tax expense and earnings from equity affiliates					$237,941
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.
Revenues, net by service type, were as follows:

	Year ended December 31,
	2025	2024	2023
Data and AI-led (1)	$1,155,342	$979,731	$834,737
Digital operations (2)	932,337	858,641	795,931
Revenues, net	$2,087,679	$1,838,372	$1,630,668
(1) Data and AI-led revenue comes from AI-powered solutions and services in which the Company embeds data and AI into client workflows, leveraging the Company’s depth of domain knowledge, analytics, data management and digital engineering expertise. Company’s digital and AI capabilities that drive data and technology-led transformation for the clients include generative AI, reinforcement learning, hyper automation, cloud data management, conversational AI, robotics, enterprise architecture development, integration platform as a service and AI for operations.
(2) Digital operations revenue comes from the technology-enabled managed services that blend Company’s deep domain expertise with industry-specific solutions and services that help clients run business functions with enhanced productivity, greater speed and improved accuracy. The Company applies deep industry expertise and tailored technology—whether its proprietary technology or client technology—to solve complex challenges and drive measurable outcomes. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.
All four reportable segments of the Company include revenues from both data and AI-led solutions and services and digital operations solutions and services.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Year ended December 31,
	2025	2024	2023
Revenues, net
North America	$1,725,612	$1,513,812	$1,364,449
United Kingdom & Europe	307,305	272,530	226,757
Rest of World	54,762	52,030	39,462
Revenues, net	$2,087,679	$1,838,372	$1,630,668
Revenues, net by industry verticals, were as follows:

	Year ended December 31,
	2025	2024	2023
Insurance	$829,899	$767,311	$672,869
Healthcare and Life Sciences	533,542	431,790	367,340
Banking, Capital Markets and Diversified Industries	724,238	639,271	590,459
Revenues, net	$2,087,679	$1,838,372	$1,630,668
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	December 31, 2025	December 31, 2024
Long-lived assets
India	$63,999	$63,040
North America	60,575	52,510
The Philippines	36,480	25,881
South Africa	19,635	23,828
Rest of World	28,543	5,362
Long-lived assets	$209,232	$170,621

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment Information to the consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2025	December 31, 2024
Accounts receivable, net	$343,105	$304,322
Contract assets	$31,901	$39,700
Contract liabilities:
Deferred revenue (consideration received in advance)	$9,216	$15,484
Consideration received for process transition activities	$32,247	$21,993
Accounts receivable includes $141,653 and $121,817 as of December 31, 2025 and 2024, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of December 31, 2025 and 2024, includes receivables of $24,849 and $33,472, respectively, from payment integrity services. There are no performance risks associated with these contract assets.
There were no significant cumulative catch-up impact or impairment related to contract assets as of December 31, 2025 and 2024.
Revenue recognized during the years ended December 31, 2025 and 2024, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2025	2024
Deferred revenue (consideration received in advance)	$14,378	$9,321
Consideration received for process transition activities	$5,428	$2,657
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2025	2024	2025	2024
Opening balance	$2,287	$2,122	$36,022	$24,673
Additions	564	1,240	8,853	15,118
Amortization	(904)	(1,075)	(5,652)	(3,769)
Closing balance	$1,947	$2,287	$39,223	$36,022
There was no significant impairment for contract acquisition and contract fulfillment costs as of December 31, 2025 and 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	December 31, 2025	December 31, 2024
Accounts receivable, including unbilled receivables	$345,980	$307,850
Less: Allowance for expected credit losses	(2,875)	(3,528)
Accounts receivable, net	$343,105	$304,322
The movement in “Allowance for expected credit losses” was as follows:

	Year ended December 31,
	2025	2024
Opening balance	$3,528	$3,703
Additions/(reductions)	556	(39)
Reductions due to write-off of accounts receivable	(1,207)	(135)
Currency translation adjustments	(2)	(1)
Closing balance	$2,875	$3,528
Customer and credit risk concentration
No single customer accounted for more than 10% of the Company's revenues, net during the years ended December 31, 2025 and 2024. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of December 31, 2025 and 2024.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income	$251,019	$198,297	$184,558
Denominator:
Basic weighted average common shares outstanding	161,028,312	162,718,840	166,341,213
Dilutive effect of stock-based awards	1,453,274	1,602,816	1,820,158
Diluted weighted average common shares outstanding	162,481,586	164,321,656	168,161,371
Earnings per share:
Basic	$1.56	$1.22	$1.11
Diluted	$1.54	$1.21	$1.10
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	786,093	2,073,990	1,628,932

In March 2024, the Company entered into a master confirmation (the “Master Accelerated Share Repurchase Confirmation”) and a supplemental confirmation (together, the “2024 ASR Agreement”), with Citibank, N.A. (“Citibank”). On

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
July 29, 2025, the Company entered into a new supplemental confirmation to the prior Master Accelerated Share Repurchase Confirmation (together, the “2025 ASR Agreement”). During the year ended December 31, 2025, the Company recorded the initial delivery and final settlement of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

The Company privately repurchased shares from Orogen Echo LLC (an affiliate of The Orogen Group LLC, hereafter referred to as “Orogen”) under a Stock Purchase Agreement dated December 15, 2025, which also resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. Refer to Note 19 - Capital Structure to the consolidated financial statements for further details.

6. Other Income, Net

Other income, net consists of the following:

	Year ended December 31,
	2025	2024	2023
Gain on sale and fair value mark-to-market on investments	$8,339	$5,662	$5,013
Interest and dividend income	9,644	9,921	8,027
Fair value changes of contingent consideration (1)	(2,300)	589	(1,900)
Others, net	371	(80)	(306)
Other income, net	$16,054	$16,092	$10,834

(1) Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

7. Cash, Cash Equivalents and Restricted Cash

For the purposes of consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$146,326	$153,355	$136,953
Restricted cash (current) (1)	12,392	9,972	4,062
Restricted cash (non-current) (2)	7,251	8,071	4,386
Cash, cash equivalents and restricted cash	$165,969	$171,398	$145,401

(1) Restricted cash (current) primarily represents funds held on behalf of customers in dedicated bank accounts. The corresponding liability against the same is included under “Accrued expenses and other current liabilities.” Restricted cash also includes funds held as collateral in a dedicated bank account for irrevocable letters of credit issued in favor of third parties for facility leases.

(2) Restricted cash (non-current) represents deposits with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax and value added tax (“VAT”) assessments. Due to the associated restrictions, these deposits with banks are anticipated to mature one year after the balance sheet date.

8. Investments

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Investments consist of the following:

	As of
	December 31, 2025	December 31, 2024
Short-term investments
Mutual funds	$129,549	$108,251
Term deposits	52,492	78,972
Short-term investments	$182,041	$187,223

Long-term investments
Term deposits	$2,626	$9,295
Investment in equity affiliate	5,572	4,677
Long-term investments	$8,198	$13,972

Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2025	December 31, 2024
Owned Assets:
Network equipment and computers	3-5	$189,459	$167,525
Software	2-5	81,340	105,874
Leasehold improvements	3-8	53,299	45,819
Office furniture and equipment	3-8	27,139	23,898
Motor vehicles	2-5	650	635
Buildings	30	885	929
Land	—	579	608
Capital work in progress	—	10,680	7,504
		364,031	352,792
Less: Accumulated depreciation and amortization		(254,243)	(252,667)
		$109,788	$100,125
ROU assets under finance leases:
Network equipment and computers		49	56
Leasehold improvements		410	587
Office furniture and equipment		124	417
Motor vehicles		2,944	2,208
		3,527	3,268
Less: Accumulated amortization		(1,494)	(1,556)
		$2,033	$1,712
Property and equipment, net		$111,821	$101,837
During the years ended December 31, 2025 and 2024, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2025	2024	2023
Depreciation and amortization expense	$45,944	$41,589	$35,812
Internally developed software costs included in property and equipment were as follows:

	As of
	December 31, 2025	December 31, 2024
Cost	$59,391	$60,447
Less : Accumulated amortization	(39,332)	(38,243)
Internally developed software, net	$20,059	$22,204

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2025	2024	2023
Amortization expense	$13,403	$12,849	$9,282

During the years ended December 31, 2025 and 2024, the Company performed an impairment test of its capitalized software for recoverability to determine whether the carrying values of certain software are fully recoverable or not. The Company recorded impairment charges amounting to $nil and $1,187 for the years ended December 31, 2025 and 2024, respectively under “Depreciation and amortization” expense in the consolidated statements of income.

10. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of 2025, the Company implemented operational and structural changes, which resulted in the realignment of its reporting segments. Refer to Note 3- Segment Information for further details. Goodwill has been re-allocated to reporting units based on the relative fair value approach.
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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2023	$73,371	$189,352	$92,545	$50,371	$405,639
Acquisition	5,409	411	12,056	4,159	22,035
Measurement period adjustments	(1,645)	(125)	(3,666)	(1,264)	(6,700)
Currency translation adjustments	(36)	(17)	(296)	(238)	(587)
Balance as of December 31, 2024	77,099	189,621	100,639	53,028	420,387
Currency translation adjustments	170	(27)	(486)	(390)	(733)
Balance as of December 31, 2025	$77,269	$189,594	$100,153	$52,638	$419,654
The Company performs its annual goodwill impairment assessment during the fourth quarter, to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of December 31, 2025 and 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(73,482)	$35,068	$108,550	$(60,667)	$47,883
Developed technology	3,636	(3,558)	78	3,529	(3,311)	218
Trade names and trademarks	1,700	(1,542)	158	1,700	(1,442)	258
Non-compete agreements	300	(300)	—	300	(228)	72
	114,186	(78,882)	35,304	114,079	(65,648)	48,431
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Other intangible assets	$115,086	$(78,882)	$36,204	$114,979	$(65,648)	$49,331

The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2025	2024	2023
Amortization expense	$13,140	$13,630	$14,678
During the years ended December 31, 2025 and 2024, the Company performed an impairment test of its intangible assets for recoverability to determine whether the carrying values of certain software are fully recoverable or not. The Company recorded impairment charges amounting to $nil and $429 for the years ended December 31, 2025 and 2024, respectively under “Depreciation and amortization” expense in the consolidated statements of income.

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2025 was as follows:

2026	$12,776
2027	11,844
2028	9,228
2029	1,456
Total	$35,304

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2025	December 31, 2024
Advance income tax, net	$51,984	$49,377
Contract assets	27,083	36,072
Prepaid expenses	26,465	21,061
Receivables from statutory authorities	21,374	19,407
Deferred contract fulfillment costs	7,077	4,281
Derivative instruments	4,640	1,973
Others	7,470	8,146
Other current assets	$146,093	$140,317
12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2025	December 31, 2024
Deferred contract fulfillment costs	$32,146	$31,741
Deposits with statutory authorities	7,859	7,312
Lease deposits	7,087	6,495
Prepaid expenses	6,761	2,775
Contract assets	4,818	3,628
Derivative instruments	1,424	852
Others	1,676	3,282
Other assets	$61,771	$56,085
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2025	December 31, 2024
Accrued expenses	$64,220	$63,548
Payable to statutory authorities	27,222	22,935
Derivative instruments	15,443	7,454
Client liabilities	12,601	9,711
Contingent consideration	5,000	1,280
Others	11,012	8,669
Accrued expenses and other current liabilities	$135,498	$113,597

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2025	December 31, 2024
Retirement benefits	$41,632	$24,795
Deferred transition revenue	26,139	18,213
Derivative instruments	9,765	4,363
Unrecognized tax benefits	2,176	1,966
Contingent consideration	—	1,420
Others	1,689	2,816
Other non-current liabilities	$81,401	$53,573
15. Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in AOCI during the years ended December 31, 2025, 2024 and 2023:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2022	$(133,139)	$(11,303)	$299	$(144,143)
Gain recognized during the year	652	14,403	1,337	16,392
Reclassification to net income (1)	—	5,208	(94)	5,114
Income tax effects (2)	(156)	(4,110)	(137)	(4,403)
Accumulated other comprehensive income/(loss) as of December 31, 2023	$(132,643)	$4,198	$1,405	$(127,040)
Loss recognized during the year	(17,484)	(14,513)	(1,414)	(33,411)
Reclassification to net income (1)	—	(131)	(602)	(733)
Income tax effects (2)	3,129	2,898	435	6,462
Accumulated other comprehensive loss as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Loss recognized during the year	(13,819)	(15,062)	(11,196)	(40,077)
Reclassification to net income (1)	—	4,986	(135)	4,851
Income tax effects (2)	4,269	2,134	2,818	9,221
Accumulated other comprehensive loss as of December 31, 2025	$(156,548)	$(15,490)	$(8,689)	$(180,727)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on currency translation adjustments, cash flow hedges and retirement benefits. Refer to Note 22 - Income Taxes to the consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$50,971	$—	$—	$50,971
Mutual funds (1)	129,549	—	—	129,549
Derivative financial instruments	—	6,064	—	6,064
Total	$180,520	$6,064	$—	$186,584
Liabilities
Derivative financial instruments	$—	$25,208	$—	$25,208
Contingent consideration (2)	—	—	5,000	5,000
Total	$—	$25,208	$5,000	$30,208
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds (1)	$54,925	$—	$—	$54,925
Mutual funds (1)	108,251	—	—	108,251
Derivative financial instruments	—	2,825	—	2,825
Total	$163,176	$2,825	$—	$166,001
Liabilities
Derivative financial instruments	$—	$11,817	$—	$11,817
Contingent consideration (2)	—	—	2,700	2,700
Total	$—	$11,817	$2,700	$14,517
(1) Represents money market funds and short-term investments which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

(2) Contingent consideration is presented under “Accrued expenses and Other current liabilities” and “Other non-current liabilities”, as applicable in the consolidated balance sheets.

Fair Value of Derivative Financial Instruments:

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model.

The following table summarizes the changes in the fair value of contingent consideration:

	Year ended December 31,
	2025	2024
Opening balance	$2,700	$15,589
Acquisitions	—	2,700
Fair value changes	2,300	(589)
Payments	—	(15,000)
Closing balance	$5,000	$2,700
During the years ended December 31, 2025 and 2024, there were no transfers among Level 1, Level 2 and Level 3.
Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accounts receivable, net, long-term investments, accrued capital expenditures, accrued expenses, client liabilities and interest payable on borrowings for which fair values approximate their carrying amounts. The carrying value of the Company’s outstanding revolving credit facility and term loan facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	December 31, 2025	December 31, 2024
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	1,134,800	984,300

Buy U.S. dollar (USD)	12,075	—

The Company estimates that approximately $10,939 of derivative loss, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of December 31, 2025, could be reclassified into earnings within the next twelve months. As of December 31, 2025, the maximum outstanding term of the cash flow hedges was approximately 42 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the consolidated statements of income and are included in the foreign exchange gain/(loss), net line item.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	December 31, 2025	December 31, 2024
Sell USD	217,040	179,491
Sell GBP	35,962	20,956
Sell EUR	7,722	9,008
Sell AUD	4,917	4,770
Buy USD(1)	1,837	10,594
1) This includes $1,130 related to USD purchases against sale of CAD 1,545 as of December 31, 2025 and $10,006 related to USD purchases against sale of ZAR 188,373 as of December 31, 2024.
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Assets:
Other current assets	$4,444	$1,711	$196	$262
Other assets	$1,424	$852	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$15,383	$7,404	$60	$50
Other non-current liabilities	$9,765	$4,363	$—	$—
The following table sets forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the consolidated statements of income:

	Year ended December 31,
Derivative financial instruments:	2025	2024	2023
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$(15,062)	$(14,513)	$14,403

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(10,715)	$(3,110)	$296

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

The following table sets forth the location and amount of gain/(loss) recognized in consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2025		2024		2023
	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$2,087,679	$(2,157)	$1,838,372	$—	$1,630,668	$—
Cost of revenues	$1,286,603	(2,517)	$1,147,359	(722)	$1,022,902	(5,180)
General and administrative expenses	$255,308	(415)	$225,672	110	$198,294	(454)
Selling and marketing expenses	$172,934	(61)	$146,502	18	$120,227	(40)
Depreciation and amortization expense	$59,084	164	$55,219	2	$50,490	(236)
Interest expense	$17,611	—	$19,256	723	$13,180	702
Total before tax		(4,986)		131		(5,208)
Income tax effects on above		957		(339)		797
Net of tax		$(4,029)		$(208)		$(4,411)

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,859	$(10,715)	$891	$(3,110)	$1,532	$296

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	December 31, 2025			December 31, 2024
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(114)	(114)	—	(114)	(114)
Current portion of long-term borrowings	—	4,886	4,886	—	4,886	4,886

Long-term borrowings	205,000	88,750	293,750	190,000	93,750	283,750
Unamortized debt issuance costs	—	(38)	(38)	—	(152)	(152)
Long-term borrowings	205,000	88,712	293,712	190,000	93,598	283,598
Borrowings	$205,000	$93,598	$298,598	$190,000	$98,484	$288,484
Unamortized debt issuance costs for the Company’s revolving credit facility of $507 and $895 as of December 31, 2025 and 2024, respectively, are presented under “Other current assets” and “Other assets,” as applicable, in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. This agreement was amended and restated in April 2022, followed by the First Amendment to Amended and Restated Credit Agreement in August 2024 (the “2024 Credit Agreement”). Among other things, the 2024 Credit Agreement increased revolving credit commitments to $500,000 and provided a new term loan facility of $100,000 with an annual repayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027.

Under the 2024 Credit Agreement, obligations are guaranteed by the Company’s wholly-owned material domestic subsidiaries and secured by substantially all of the assets of the Company and its material domestic subsidiaries. The agreement includes a letter of credit sub-facility, permits voluntary prepayments without premium or penalty, and allows borrowings to be used for working capital, general corporate purposes, and permitted acquisitions.

The 2024 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2024 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively. As of December 31, 2025 and 2024, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

Under the 2024 Credit Agreement, obligations bear interest at a rate equal to either the specified prime rate (alternate base rate) or the adjusted secured overnight financing rate (SOFR), in each case plus an applicable margin tied to the Company’s total net leverage ratio. The applicable margin on the revolving credit facility ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR, while the margin on the term loan facility ranges from 0.13% to 1.00% per annum on loans pegged to the specified prime rate, and 1.13% to 2.00% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2024 Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Year ended December 31,
	2025	2024	2023
Revolving credit facility	5.7%	6.3%	6.3%
Term loan facility	5.7%	6.5%	—%
The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of December 31, 2025 was as follows:

	Revolving credit facility	Term loan facility
2026	$—	$5,000
2027	205,000	88,750
Total	$205,000	$93,750
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2025 and 2024, the Company had outstanding letters of credit of $1,598 and $761, respectively, that were not recognized in the consolidated balance sheets.
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
Share Repurchases
The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Year ended December 31, 2025	229,483	$11,089	$48.32
Year ended December 31, 2024	303,836	$10,266	$33.79
Year ended December 31, 2023	237,047	$7,853	$33.13
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
stock, while a prepayment of $25,000 was recorded in additional paid-in capital to reflect the pending settlement. The Company received an additional 820,433 shares upon final settlement in July 2024.
On July 29, 2025, the Company entered into the 2025 ASR Agreement with Citibank to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2024 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 2,302,556 shares of its common stock at an initial price of $43.43 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2025 ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement was classified as an equity instrument under ASC Topic 815-40, Contracts in Entity's Own Equity, and deemed to have a fair value of zero at the effective date. The prepayment of $25,000 was initially recorded in additional paid-in capital, which reflected the pending settlement of the 2025 ASR Agreement. Under the terms of the 2025 ASR Agreement, the ultimate number of shares of Common Stock that the Company repurchased was based on the average of the daily volume-weighted average prices of the Common Stock during the term of the 2025 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement.
On October 31, 2025, upon final settlement of the 2025 ASR Agreement, the Company received 678,980 additional shares of its common stock based on a daily volume-weighted average price of $41.92 per share during the term of the 2025 ASR Agreement. The additional shares received were recorded as treasury stock at a fair market value of $39.10 per share, and $1,548 was recorded in additional paid-in capital.
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

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Year ended December 31, 2025	5,934,710	$253,208	$42.67
Year ended December 31, 2024	6,273,381	$196,524	$31.33
Year ended December 31, 2023	4,127,451	$125,416	$30.39
On December 15, 2025, the Company repurchased 1,551,970 shares of the Company’s common stock from Orogen for an aggregate purchase price of $63,374, based on a purchase price per share of $40.83, which is the volume weighted average price over the 5 days prior to settlement. The shares were privately repurchased from Orogen under a Stock Purchase Agreement dated December 15, 2025, which is separate from the Company’s 2024 Repurchase Program.
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $1,934 and $1,096 during the years ended December 31, 2025 and 2024, respectively.
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2025, 2024 and 2023. The Company’s borrowings under its 2024 Credit Agreement could restrict its ability to declare or make any dividends or similar distributions.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest which is declared periodically. The Company earned a return of approximately 7.0% per annum on the India Plan for the year ended December 31, 2025.
The benefit obligation has been measured as of December 31, 2025 and 2024. The following table sets forth the activity and the funded status of the gratuity plans and the amounts recognized in the Company’s consolidated financial statements:

Change in projected benefit obligation	2025	2024
Projected benefit obligation as of January 1	$29,854	$24,237
Service cost	5,757	4,429
Interest cost	2,116	1,552
Benefits paid	(1,929)	(1,465)
Prior service cost (1)	10,263	2
Acquisition adjustments	—	398
Actuarial loss (2)	1,037	1,546
Currency translation adjustments	(1,530)	(845)
Projected benefit obligation as of December 31	$45,568	$29,854
Change in plan assets
Plan assets as of January 1	$19,963	$17,134
Actual return	1,481	1,369
Employer contribution	5,761	3,353
Benefits paid	(1,747)	(1,338)
Currency translation adjustments	(1,100)	(555)
Plan assets as of December 31	$24,358	$19,963

Unfunded status as of December 31	$21,210	$9,891
Amounts recognized in the consolidated balance sheets
Non-current liabilities (included under other non-current liabilities)	$20,780	$9,555
Current liabilities (included under accrued employee costs)	430	336
Total accrued liabilities	$21,210	$9,891

Accumulated benefit obligation as of December 31	$29,774	$20,181
Plan assets in shortfall of accumulated benefit obligation as of December 31	$5,416	$218

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
(1) Effective November 21, 2025, the Government of India has consolidated multiple existing labor legislations into a unified framework comprising four labor codes collectively referred to as the new “Labor Codes”. The Labor Codes, amongst other things introduces changes, including a uniform definition of wages. These legislative changes have resulted in an increase in the projected benefit obligation and the same has been recognized as prior service cost in OCI.
(2) During the years ended December 31, 2025 and 2024, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.
Components of net periodic benefit costs recognized in consolidated statements of income and retirement benefits reclassified from AOCI, were as follows:

	Year ended December 31,
	2025	2024	2023
Service cost	$5,757	$4,429	$3,799
Interest cost	2,116	1,552	1,569
Expected return on plan assets	(1,410)	(1,237)	(1,048)
Reclassification of retirement benefits from AOCI:
Amortization of actuarial gain	(441)	(602)	(94)
Amortization of prior service cost	306	—	—
Net periodic benefit cost	$6,328	$4,142	$4,226

Reclassification of retirement benefits from AOCI, gross of tax	$(135)	$(602)	$(94)
Income tax effects	(267)	33	(74)
Reclassification of retirement benefits from AOCI, net of tax	$(402)	$(569)	$(168)
The components of retirement benefits included in AOCI, excluding tax effects, were as follows:

	As of December 31,
	2025	2024	2023
Net actuarial gain/(loss)	$(2,617)	$(1,239)	$777
Net prior service cost	(9,957)	(4)	(5)
Amount recognized in AOCI, excluding tax effects	$(12,574)	$(1,243)	$772
The Company estimates that it will make contributions of $10,000 during the year ending on December 31, 2026 for the defined benefit plans.
The weighted average actuarial assumptions used to determine benefit obligations and net periodic benefit cost were:

	Year ended December 31,
	2025	2024	2023
Discount rate	6.6%	6.9%	7.1%
Rate of increase in compensation levels	7.4%	7.3%	7.0%
Expected long-term rate of return on plan assets per annum	7.0%	7.3%	7.3%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2026	$5,440
2027	$5,915
2028	$5,405
2029	$5,299
2030	$4,869
2031 to 2035	$20,119
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.
The Company’s contributions to various defined contribution plans were as follows:

	Year ended December 31,
	2025	2024	2023
Contribution to the 401(k) Plans	$6,995	$6,325	$5,967
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$33,544	$28,070	$23,045
21. Leases
The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates, with options to extend or terminate before expiration date. The Company finances its use of certain motor vehicles, leasehold improvements and other equipment under various lease arrangements provided by financial institutions. The lease agreements do not contain any covenants to impose any restrictions except for market-standard practice for similar lease arrangements.
The Company had performed an evaluation of its contracts with suppliers in accordance with ASC Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Supplemental balance sheet information

	As of
	December 31, 2025	December 31, 2024
Operating Lease
Operating lease ROU assets	$97,411	$68,784

Operating lease liabilities - Current	$16,857	$16,491
Operating lease liabilities - Non-current	88,167	59,851
Total operating lease liabilities	$105,024	$76,342

Finance Lease
Property and equipment, gross	$3,527	$3,268
Accumulated amortization	(1,494)	(1,556)
Property and equipment, net	$2,033	$1,712

Finance lease liabilities - Current	$616	$435
Finance lease liabilities - Non-current	1,544	1,349
Total finance lease liabilities	$2,160	$1,784
The components of lease cost, which are included in the Company’s consolidated statements of income, are as follows:

	Year ended December 31,
	2025	2024	2023
Finance lease:
Depreciation on underlying ROU assets	$601	$382	$181
Interest on lease liabilities	305	196	90
	906	578	271
Operating lease(1)	25,484	21,764	20,188
Variable lease costs	4,641	4,490	4,374
Sublease income	(334)	(122)	—
Total lease cost	$30,697	$26,710	$24,833
(1) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31,
	2025	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$24,923	$20,489	$20,181
Operating cash outflows for finance leases	$305	$196	$90
Financing cash outflows for finance leases	$511	$326	$169
ROU assets obtained in exchange for new operating lease liabilities	$44,764	$20,518	$24,880
ROU assets obtained in exchange for new finance lease liabilities	$985	$1,325	$461
Weighted average remaining lease term (in years)
Finance lease	2.6 years	3.3 years	3.1 years
Operating lease	6.7 years	4.9 years	5.5 years
Weighted average discount rate
Finance lease	15.0%	15.1%	14.6%
Operating lease	7.6%	8.0%	7.7%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $16,299 and $3,372, during the year ended December 31, 2025 and 2024, respectively, with a corresponding adjustment to ROU assets.
As of December 31, 2025 and 2024, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
There was no impairment of ROU assets as of December 31, 2025 and 2024.
Maturities of lease liabilities as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$24,083	$886
2027	24,123	816
2028	21,615	595
2029	13,475	362
2030	8,992	110
2031 and thereafter	42,334	—
Total lease payments	134,622	2,769
Less: Imputed interest	29,598	609
Present value of lease liabilities	$105,024	$2,160

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
22. Income Taxes
The components of income before income tax expense consist of the following:

	Year ended December 31,
	2025	2024	2023
Domestic	$71,027	$72,286	$100,905
Foreign	244,025	189,061	137,036
Total	$315,052	$261,347	$237,941

Income tax expense/(benefit) consists of the following:

	Year ended December 31,
	2025	2024	2023
Current provision:
Federal	$2,047	$31,323	$32,796
State and local	20,613	9,907	18,654
Foreign	56,131	41,591	33,828
	$78,791	$82,821	$85,278
Deferred provision/(benefit):
Federal	$(8,309)	$(20,812)	$(26,079)
State and local	(4,462)	1,640	(5,945)
Foreign	(2,292)	(713)	282
	(15,063)	(19,885)	(31,742)
Income tax expense	$63,728	$62,936	$53,536

Deferred income taxes recognized in OCI were as follows:

	Year ended December 31,
	2025	2024	2023
Deferred taxes benefit/(expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$3,091	$2,559	$(3,313)
Reclassification adjustment for cash flow hedges	(957)	339	(797)
Retirement benefits	3,085	402	(63)
Reclassification adjustment for retirement benefits	(267)	33	(74)
Currency translation adjustments	4,269	3,129	(156)
Total	$9,221	$6,462	$(4,403)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

In accordance with the requirements of ASU 2023-09 for the year ended December 31, 2025, the reconciliation of taxes at the federal statutory rate to the income tax expense was as follows:

	Amount	Percentage
U.S. federal statutory tax rate	$66,097	21.0%
State and local income taxes, net of federal income tax effect (1)	12,341	3.9%
Foreign tax effects
India
Statutory tax rate differential	4,422	1.4%
Others (2)	809	0.3%
Ireland
Statutory tax rate differential	(5,519)	(1.8)%
Others (2)	1,440	0.5%
Philippines
Statutory tax rate differential	918	0.3%
Tax incentives	(4,068)	(1.3)%
Others (2)	3,055	1.0%
Other foreign jurisdictions	1,537	0.5%
Effect of cross-border tax laws
Foreign-derived intangible income	(7,429)	(2.4)%
Others	312	0.1%
Tax credits
Research and development tax credits	(4,404)	(1.4)%
U.S. foreign tax credit	(4,237)	(1.3)%
Non-taxable or non-deductible items
Officers compensation	9,278	2.9%
Excess tax benefit	(13,113)	(4.2)%
Others	2,072	0.7%
Changes in unrecognized tax benefits	217	0.1%
Income tax expense	$63,728	20.3%
(1) State and local taxes in New York state and city, Kentucky, Rhode Island, California, and Pennsylvania made up the majority of the tax effect in this category.
(2) Others include tax withholdings related to cross-border payments.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The reconciliation of taxes at the federal statutory rate to income tax expense for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year ended December 31,
	2024	2023
Expected tax expense	$54,883	$49,968
Foreign tax rate differential	1,164	5,333
Unrecognized tax benefits	704	(187)
State taxes, net of federal taxes	10,724	11,640
Non-deductible expenses	10,330	8,655
Excess tax benefit on stock-based compensation	(9,714)	(15,055)
Research and development credits	(5,257)	(5,350)
Others	102	(1,468)
Income tax expense	$62,936	$53,536
As of December 31, 2025, the Company has accumulated net earnings of $75,081 from its foreign operations that are not indefinitely reinvested. Most of the accumulated net earnings generated by the foreign operations has already been taxed for U.S. federal and state income tax purposes, and any additional taxes due with respect to the repatriation of such earnings would generally be limited to the tax effect of currency gains or losses recognized on repatriation and foreign withholding taxes.
Income taxes paid, net of refunds, during the year ended December 31, 2025 were as follows:

Amount
Federal	$18,906
State and local	11,588
Foreign
India	27,213
United Kingdom	7,044
Ireland	4,361
Others	8,119
Total	$77,231
Income taxes paid, net of refunds, during the years ended December 31, 2024, and 2023 were $108,549 and $106,549, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The components of the deferred tax balances were as follows:

	As of
	December 31, 2025	December 31, 2024
Deferred tax assets:
Tax credit carry forwards	$9,730	$8,058
Depreciation and amortization expense	21,295	18,178
Capitalized research and development expenses	55,693	54,844
Stock-based compensation	16,711	10,902
Accrued employee costs and other expenses	41,440	33,897
Net unrealized foreign exchange loss	20,541	20,242
Right-of-use assets	24,854	20,125
Others	791	620
Total deferred tax assets	191,055	166,866
Valuation allowance	(2,640)	(3,172)
Deferred tax assets, net of valuation allowance	$188,415	$163,694

Deferred tax liabilities:
Intangible assets	$29,710	$29,883
Net unrealized gain on investments	1,006	4,018
Capitalized costs	8,012	7,665
Lease liabilities	21,436	16,586
Others	408	2,198
Total deferred tax liabilities	$60,572	$60,350
Net deferred tax assets	$127,843	$103,344

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The Company performed an analysis of the realizability of deferred tax assets as of December 31, 2025, and 2024, and recorded a valuation allowance of $2,640 and $3,172, respectively.
The Company has state research and development tax credit carryforwards as of December 31, 2025 of $3,371 ($2,663, net of federal tax impact) that will expire by 2035, if not utilized.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The following table summarizes the activity related to the unrecognized tax benefits:

	Year ended December 31,
	2025	2024	2023
Balance as of December 31	$1,966	$1,262	$1,449
Additions based on tax positions related to the current year	524	561	423
Additions based on tax positions of prior years	54	316	112
Reductions for tax positions due to lapse of statutes of limitations	(368)	(173)	(722)
Balance as of December 31	$2,176	$1,966	$1,262
The unrecognized tax benefits as of December 31, 2025 of $2,176, if recognized, would impact the effective tax rate.
For the years ended December 31, 2025 and 2024, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
23. Stock-Based Compensation
On June 17, 2025, the Company’s stockholders approved 2025 Omnibus Incentive Plan (the "2025 Plan"), which among other things, reserves 6,800,000 shares (as adjusted under the terms thereof) of the Company’s common stock for grants of awards under the 2025 Plan, at which time new awards under the 2018 Omnibus Incentive Plan (the "2018 Plan") were not permitted to be made, but outstanding awards under the 2018 Plan will continued to be governed by the terms thereof. As of December 31, 2025, the Company had 5,919,466 shares available for future grants under the 2025 Plan.

Under the 2025 Plan, the Compensation and Talent Management Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based compensation awards (including revenue target based and market condition based awards), stock bonuses and cash bonus awards, or any combination or variation of the foregoing.
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
Stock-based compensation expense by function, as below, are included in the consolidated statements of income:

	Year ended December 31,
	2025	2024	2023
Cost of revenues	$13,189	$15,762	$14,686
General and administrative expenses	31,980	28,612	21,574
Selling and marketing expenses	34,300	28,284	22,177
Total	$79,469	$72,658	$58,437
Income tax benefit related to stock-based compensation (1)	$24,997	$17,576	$17,333
(1) Includes $15,930, $9,714 and $15,055 during the years ended December 31, 2025, 2024 and 2023, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2024	1,768,305	$30.14	$25,187	8.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(33,585)	30.15	—	—
Outstanding as of December 31, 2025	1,734,720	$30.14	$21,344	7.5
Vested and exercisable at December 31, 2025	861,740	$30.14	$10,603	7.5
Weighted average grant date fair value of per unit of stock option granted during the period	$—
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

As of December 31, 2025, unrecognized compensation cost of $7,744 is expected to be expensed over a weighted average period of 1.5 years.
The grant date fair value of stock options exercised and cash received from stock options exercised was as follows:

	Year ended December 31,
	2025	2024	2023
Grant date fair value	$—	$269	$30
Cash received	$—	$675	$85

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
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
Restricted stock unit activity under the SMP is shown below:

	Restricted Stock Units (SMP)
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024 (1)	144,845	$24.95
Granted	—	—
Vested	(144,845)	24.95
Forfeited	—	—
Outstanding as of December 31, 2025	—	$—
(1) As of December 31, 2025 and 2024 restricted stock units vested for which the underlying common stock is yet to be issued are 31,662 and 72,385, respectively. Due to administrative processes, the restricted stock units issued during the year ended December 31, 2025, were reduced based on applicable U.S. tax rules and regulations.

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
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024 (1)	3,240,200	$28.82
Granted	1,072,380	50.43
Vested (1)	(1,347,614)	26.69
Forfeited	(175,365)	36.92
Outstanding as of December 31, 2025 (1)	2,789,601	$37.65
(1) As of December 31, 2025 and 2024, restricted stock units vested for which the underlying common stock is yet to be issued are 348,636 and 289,547, respectively.
The fair value of restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2025, unrecognized compensation cost of $69,303 is expected to be expensed over a weighted average period of 2.5 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The weighted average fair value of restricted stock units granted and the grant date fair value of restricted stock units vested was as follows:

	Year ended December 31,
	2025	2024	2023
Weighted average fair value of restricted stock units granted	$50.43	$30.23	$33.99
Grant date fair value of restricted stock units vested	$39,582	$42,279	$33,058
Performance-Based Stock Awards
Under the Company’s equity incentive plans, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. The Company generally grants 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company’s meeting a total shareholder return relative to a group of peer companies specified under PRSU agreements, and are measured over a three-year performance period (“MU”).
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
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2025	2024	2023

Dividend yield	—	—	—
Expected life (years)	2.54 - 2.86	2.87	2.87
Risk free interest rate for expected life	3.9% - 4.3%	4.5%	4.3%
Volatility for expected life	27.3% - 29.8%	29.9%	32.9%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

PRSU activity under the Company’s stock plans is shown below:

	Revenue-Based PRSUs		Market Condition-Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2024	537,944	$31.02	806,519	$43.06
Granted	379,685	48.31	366,915	76.08
Adjustment upon final determination of level of performance goal achievement (1)	31,877	34.56	139,523	44.72
Vested (2)	(229,250)	34.56	(435,303)	44.72
Forfeited	(23,817)	38.06	(35,688)	56.11
Outstanding as of December 31, 2025	696,439	$39.20	841,966	$56.31
(1) Represents adjustment of shares vested in respect of PUs and MUs granted in 2023 upon achievement of the performance targets for such awards.
(2) Represents PUs and MUs vested for which the underlying common stock was issued subsequent to December 31, 2025.
As of December 31, 2025, unrecognized compensation cost of $41,939 is expected to be expensed over a weighted average period of 1.8 years.
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

The seventh offering period under the 2022 ESPP commenced on July 1, 2025 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Employee Stock Purchase Plan Unit’s
	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2024	3,672,744
Issuance of common stock related to the:
Fifth offering period	64,939	$1,823
Sixth offering period	97,536	$3,844
Shares available for issuance as of December 31, 2025	3,510,269
Issuance of common stock related to the seventh offering period made subsequent to December 31, 2025	60,139	$2,297

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

	Seventh offering period of July 1, 2025 to December 31, 2025	Sixth offering period of January 1, 2025 to June 30, 2025	Fifth offering period of July 1, 2024 to December 31, 2024
Dividend yield	—	—	—
Expected life (years)	0.5	0.5	0.5
Risk free interest rate for expected life	4.2%	4.2%	5.3%
Volatility for expected life	31.8%	24.6%	25.5%
Discount for illiquidity	7.8%	6.8%	7.4%
24. Related Party Disclosures
The Company provides data and AI-led solutions and services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $203 and $424 during the year ended December 31, 2025 and 2024, respectively. The Company had outstanding accounts receivable, net of $28 and $56 related to this service contract as of December 31, 2025 and 2024, respectively.

In December 2025, the Company entered into a transaction to privately repurchase 1,551,970 shares for $63,373 from Orogen Echo LLC, an affiliate of The Orogen Group LLC where one of the Company’s directors is the CEO and Chairman.

25. Commitments and Contingencies
Capital Commitments
As of December 31, 2025 and 2024, the Company had committed to spend approximately $8,700 and $6,500, respectively, net of capital advances, under agreements to purchase property and equipment.
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of December 31, 2025, the Company has invested $2,400 in the Partnership and is committed to make further investments up to an amount of $1,600.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)
review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of December 31, 2025 and 2024 is $42,205 and $49,588, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,684 and $7,506, as of December 31, 2025 and 2024, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
Pursuant to reviewing the Company’s annual VAT and service tax filings, the Indian tax authorities raised aggregate demands for tax years 2015 and 2017, in the amounts of $5,186 and $5,339, as of December 31, 2025 and 2024, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $5,090 and $5,339, as of December 31, 2025 and 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian GST authorities rejected the Company’s refund claims in the amounts of $5,494 and $5,885 as of December 31, 2025 and 2024, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowances was recorded against these GST receivables as of December 31, 2025 and 2024, respectively.

Some of the Company’s subsidiaries in India have undergone assessments with the statutory authority with respect to defined contribution plan. Except for some components of the assessments for which the Company has recognized a provision in the consolidated financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that these matters are without merit. The Company is defending against the assessment orders and in one case, has instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessments in any of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments on these matters.
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
26. Restructuring Costs
In second quarter of 2024, the Company initiated a strategic restructuring plan to align its workforce with market opportunities, business strategies and evolving customer needs. This plan was executed in the second quarter of 2024, which affected less than 1% of the Company’s global workforce, and was completed as of December 31, 2024.

The restructuring costs of $4,762 included costs in relation to employee severance and other associated costs including legal fees and outplacement support costs. These costs were recognized under cost of revenues (across all reporting segments), general & administrative and selling & marketing expenses in the consolidated statements of income during the year ended December 31, 2024.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2025
(In thousands, except per share amount and share count)

27. Subsequent Event
On February 19, 2026, the Company’s board of directors authorized a $500,000 common stock repurchase program (the “2026 Repurchase Program”), effective February 28, 2026, for a two-year period, unless earlier terminated, suspended or modified by the board. Under the 2026 Repurchase Program, shares may be purchased by the Company from time to time on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as determined by the Company’s management to be in the best interests of the Company. The 2026 Repurchase Program replaces the 2024 Repurchase Program, which was terminated effective February 28, 2026.