Form 10-Q
period 2026-03-31
ExlService Holdings, Inc.
filed 2026-04-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

As of April 24, 2026, there were 152,782,931 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	7	$145,405	$146,326
Short-term investments	8	108,358	182,041
Restricted cash	7	12,409	12,392
Accounts receivable, net	4	388,563	343,105
Other current assets	11	142,626	146,093
Total current assets		797,361	829,957
Property and equipment, net	9	109,388	111,821
Operating lease right-of-use assets	21	92,980	97,411
Restricted cash	7	6,964	7,251
Deferred tax assets, net	22	140,602	129,968
Goodwill	10	418,659	419,654
Other intangible assets, net	10	32,978	36,204
Long-term investments	8	17,532	8,198
Other assets	12	59,915	61,771
Total assets		$1,676,379	$1,702,235
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$11,260	$4,753
Current portion of long-term borrowings	18	4,886	4,886
Deferred revenue		22,905	15,356
Accrued employee costs		71,604	146,775
Accrued expenses and other current liabilities	13	171,934	135,498
Current portion of operating lease liabilities	21	16,925	16,857
Total current liabilities		299,514	324,125
Long-term borrowings, less current portion	18	412,491	293,712
Operating lease liabilities, less current portion	21	84,277	88,167
Deferred tax liabilities, net	22	1,707	2,125
Other non-current liabilities	14	99,586	81,401
Total liabilities		897,575	789,530
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 209,929,764 shares issued and 152,999,425 shares outstanding as of March 31, 2026 and 208,855,566 shares issued and 156,430,028 shares outstanding as of December 31, 2025	19	210	209
Additional paid-in capital		674,662	677,562
Retained earnings		1,600,060	1,532,979
Accumulated other comprehensive loss	15	(237,374)	(180,727)
Total including shares held in treasury		2,037,558	2,030,023
Less: 56,930,339 shares as of March 31, 2026 and 52,425,538 shares as of December 31, 2025, held in treasury, at cost	19	(1,258,754)	(1,117,318)
Total stockholders’ equity		778,804	912,705
Total liabilities and stockholders’ equity		$1,676,379	$1,702,235
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended March 31,
	Notes	2026	2025
Revenues, net	3, 4	$570,351	$501,019
Cost of revenues(1)		348,270	307,705
Gross profit(1)		222,081	193,314
Operating expenses:
General and administrative expenses		69,051	59,417
Selling and marketing expenses		47,201	41,925
Depreciation and amortization expense	9, 10	14,003	13,557
Total operating expenses		130,255	114,899
Income from operations		91,826	78,415
Foreign exchange gain, net		1,135	1,192
Interest expense	18	(3,951)	(4,144)
Other income, net	6	2,391	4,703
Income before income tax expense and earnings from equity affiliates		91,401	80,166
Income tax expense	22	24,318	13,496
Income before earnings from equity affiliates		67,083	66,670
Loss from equity-method investment		(2)	(109)
Net income		$67,081	$66,561
Earnings per share:	5
Basic		$0.43	$0.41
Diluted		$0.43	$0.40
Weighted average number of shares used in computing earnings per share:	5
Basic		156,049,147	162,490,179
Diluted		156,904,203	164,557,333

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended March 31,
	Notes	2026	2025
Net income		$67,081	$66,561
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	(45,935)	9,469
Retirement benefits	20	(1,177)	—
Currency translation adjustments		(23,804)	3,927
Reclassification adjustments:
Loss on cash flow hedges(1)	17	4,922	1,598
Retirement benefits(2)	20	338	(111)
Income tax effects relating to above(3)	22	9,009	(2,948)
Total other comprehensive income/(loss)		(56,647)	11,935
Total comprehensive income		$10,434	$78,496

(1)These are reclassified to net income and are included in revenues, net, cost of revenues and operating expenses, as applicable in the unaudited consolidated statements of income.
(2)These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and currency translation adjustments.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2026 and 2025
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2025		208,855,566	$209	$677,562	$1,532,979	$(180,727)	(52,425,538)	$(1,117,318)	$912,705
Stock issued against stock-based compensation plans	23	1,074,198	1	(1)	—	—	—	—	—
Stock-based compensation	23	—	—	22,101	—	—	—	—	22,101
Acquisition of treasury stock	19	—	—	—	—	—	(1,158,081)	(40,650)	(40,650)
Accelerated share repurchases	5, 19	—	—	(25,000)	—	—	(3,346,720)	(100,000)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(786)	(786)
Other comprehensive loss	15	—	—	—	—	(56,647)	—	—	(56,647)
Net income		—	—	—	67,081	—	—	—	67,081
Balance as of March 31, 2026		209,929,764	$210	$674,662	$1,600,060	$(237,374)	(56,930,339)	$(1,258,754)	$778,804

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,247,910	1	1,822	—	—	—	—	1,823
Stock-based compensation	23	—	—	19,187	—	—	—	—	19,187
Acquisition of treasury stock	19	—	—	—	—	—	(365,779)	(17,491)	(17,491)
Other comprehensive income	15	—	—	—	—	11,935	—	—	11,935
Net income		—	—	—	66,561	—	—	—	66,561
Balance as of March 31, 2025		207,758,497	$207	$609,592	$1,348,521	$(142,787)	(45,075,154)	$(803,656)	$1,011,877

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$67,081	$66,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,995	13,542
Stock-based compensation expense	22,101	19,187
Reduction in the carrying amount of operating lease right-of-use assets	6,904	6,061
Fair value mark-to-market on investments	(1,502)	(84)
Unrealized foreign currency exchange gain, net	(11,411)	(1,270)
Deferred income tax benefit	(2,683)	(7,932)
Others, net	496	1,442
Change in operating assets and liabilities:
Accounts receivable	(47,059)	(35,231)
Other current and non-current assets	(17,297)	(22,945)
Income taxes payable, net	20,261	11,664
Accounts payable, accrued expenses and other liabilities	18,464	22,901
Deferred revenue	7,607	753
Accrued employee costs	(69,254)	(65,566)
Operating lease liabilities	(5,984)	(5,840)
Net cash provided by operating activities	1,719	3,243

Cash flows from investing activities:
Purchases of property and equipment	(12,933)	(12,940)
Proceeds from sale of property and equipment	121	95
Purchases of investments	(44,942)	(90,185)
Proceeds from redemption of investments	101,779	81,362
Investment in equity affiliate	—	(600)
Net cash provided by/(used for) investing activities	44,025	(22,268)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(153)	(116)
Proceeds from borrowings	175,000	50,000
Repayments of borrowings	(56,250)	(31,250)
Acquisition of treasury stock	(165,988)	(17,994)
Proceeds from issuance of common stock	2,787	2,765
Net cash (used for)/provided by financing activities	(44,604)	3,405
Effect of exchange rate changes	(2,331)	2,700
Net decrease in cash, cash equivalents and restricted cash	(1,191)	(12,920)
Cash, cash equivalents and restricted cash at the beginning of the period	165,969	171,398
Cash, cash equivalents and restricted cash at the end of the period	$164,778	$158,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,535	$3,790
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$2,156	$3,765
Assets acquired under finance lease	$217	$297

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The unaudited consolidated financial statements reflect all adjustments (of a normal and recurring nature) that management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. All intercompany balances and transactions are eliminated in consolidation. The Company’s investments in equity affiliates are recorded using equity method of accounting.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
(c) Recent Accounting Pronouncements

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
(d) Recently Adopted and Applicable Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (“ASC Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company has adopted this ASU beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
3. Segment Information
The Company is a provider of data and AI-led solutions and services and digital operations solutions and services in an integrated manner for clients across industry verticals.
The Company’s operating model is comprised of Industry Market Units (“IMUs”) to focus on delivering higher value to clients leveraging full suite of capabilities and Strategic Growth Units to focus on rapidly advancing the capabilities specific to various industries and client needs. The Company manages and reports financial information through its four reportable segments that are aligned to its IMUs: Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information and makes operating decisions.
The Company’s Chief Executive Officer has been identified as the CODM. The CODM generally reviews and uses financial information such as revenues, cost of revenues, and gross profit predominantly in the annual budgeting and forecasting process to allocate an overall budget, measure segment performance, and evaluate pricing strategy. The CODM considers budget-to-actuals variances on a quarterly basis for making decisions about the allocation of operating and capital resources to each segment.
Revenues, net and cost of revenues for the three months ended March 31, 2026 and 2025, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2026
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$193,930	$151,920	$127,393	$97,108	$570,351
Cost of revenues(1)
Employee costs	99,929	66,886	69,217	51,769	287,801
Infrastructure and technology costs	15,015	8,425	7,515	10,283	41,238
Other costs(2)	5,858	7,797	3,662	1,914	19,231
Gross profit(1)	$73,128	$68,812	$46,999	$33,142	$222,081
Operating expenses					130,255
Income from operations					91,826
Foreign exchange gain, net, interest expense and other income, net					(425)
Income before income tax expense and earnings from equity affiliates					$91,401
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)

	Three months ended March 31, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$172,056	$125,592	$117,702	$85,669	$501,019
Cost of revenues(1)
Employee costs	90,549	58,924	64,294	44,820	258,587
Infrastructure and technology costs	13,246	6,738	6,169	8,161	34,314
Other costs(2)	5,372	4,850	3,286	1,296	14,804
Gross profit(1)	$62,889	$55,080	$43,953	$31,392	$193,314
Operating expenses					114,899
Income from operations					78,415
Foreign exchange gain, net, interest expense and other income, net					1,751
Income before income tax expense and earnings from equity affiliates					$80,166
(1) Exclusive of depreciation and amortization expense.
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.
Revenues, net by service type, were as follows:

	Three months ended March 31,
	2026	2025
Data and AI-led(1)	$341,622	$267,929
Digital operations(2)	228,729	233,090
Revenues, net	$570,351	$501,019
(1) Data and AI-led revenue is derived from the Company’s Data Management, Analytics, AI services and solutions businesses. It includes revenue from fully integrated business operations like payment integrity services and platform-based solutions and services, which combine operations, technology, data, analytics, and AI. It also includes revenue from operations that embed data and AI within clients’ operational workflows.

(2) Digital operations revenue is derived from managed services that blend Company’s deep domain expertise with industry-specific solutions and services to operate clients’ business functions with enhanced productivity, greater speed and improved accuracy. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.
All four reportable segments of the Company include revenues from both data and AI-led solutions and services and digital operations solutions and services.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended March 31,
	2026	2025
Revenues, net
North America	$473,143	$415,350
United Kingdom & Europe	82,518	75,693
Rest of World	14,690	9,976
Revenues, net	$570,351	$501,019
Revenues, net by industry verticals, were as follows:

	Three months ended March 31,
	2026	2025
Insurance	$226,060	$200,361
Healthcare and Life Sciences	152,115	125,826
Banking, Capital Markets and Diversified Industries	192,176	174,832
Revenues, net	$570,351	$501,019

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	March 31, 2026	December 31, 2025
Long-lived assets
India	$62,235	$63,999
North America	57,622	60,575
The Philippines	34,260	36,480
South Africa	16,703	19,635
Rest of World	31,548	28,543
Long-lived assets	$202,368	$209,232

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
4. Revenues, net and Accounts Receivable, net
Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, net	$388,563	$343,105
Contract assets	$28,837	$31,901
Contract liabilities:
Deferred revenue (consideration received in advance)	$16,481	$9,216
Consideration received for process transition activities	$33,694	$32,247
Accounts receivable includes $170,511 and $141,653 as of March 31, 2026 and December 31, 2025, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of March 31, 2026 and December 31, 2025, include receivables of $21,783 and $24,849, respectively, from payment integrity services. There are no performance risks associated with these contract assets.
There were no significant cumulative catch-up impact or impairment related to contract assets as of March 31, 2026 and December 31, 2025.
Revenue recognized during the three months ended March 31, 2026 and 2025, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended March 31,
	2026	2025
Deferred revenue (consideration received in advance)	$4,615	$7,429
Consideration received for process transition activities	$1,992	$1,377
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Three months ended		Three months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Opening balance	$1,947	$2,287	$39,223	$36,022
Additions	—	81	964	3,329
Amortization	(181)	(242)	(1,800)	(1,271)
Closing balance	$1,766	$2,126	$38,387	$38,080
There was no significant impairment for contract acquisition and contract fulfillment costs as of March 31, 2026 and December 31, 2025.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
Allowance for expected credit losses
The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, including unbilled receivables	$391,628	$345,980
Less: Allowance for expected credit losses	(3,065)	(2,875)
Accounts receivable, net	$388,563	$343,105
The movement in “Allowance for expected credit losses” was as follows:

	Three months ended March 31,
	2026	2025
Opening balance	$2,875	$3,528
Additions	250	1,219
Reductions due to write-off of accounts receivable	(61)	(13)
Currency translation adjustments	1	—
Closing balance	$3,065	$4,734
Customer and credit risk concentration
No single customer accounted for more than 10% of the Company's revenues, net during the three months ended March 31, 2026 and 2025. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of March 31, 2026 and December 31, 2025.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2026	2025
Numerator:
Net income	$67,081	$66,561
Denominator:
Basic weighted average common shares outstanding	156,049,147	162,490,179
Dilutive effect of stock-based awards	855,056	2,067,154
Diluted weighted average common shares outstanding	156,904,203	164,557,333
Earnings per share:
Basic	$0.43	$0.41
Diluted	$0.43	$0.40
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,616,245	318,740

On March 16, 2026, the Company entered into a fixed dollar accelerated share repurchase transaction pursuant to a confirmation (“2026 ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). During the three months ended

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
March 31, 2026, the Company recorded the initial delivery of shares in treasury stock at cost, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and prepayment of $25,000 was initially recorded in additional paid-in capital, which reflects the pending settlement of the 2026 ASR Agreement.

Had the 2026 ASR Agreement been settled as of March 31, 2026, determined based on the volume-weighted average price per share since its effective date, Morgan Stanley would have been required to deliver additional estimated shares to the Company. The effect of the potential share settlement under the 2026 ASR Agreement was excluded from the computation of diluted earnings per share as its inclusion would have been anti-dilutive.

Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details.

6. Other Income, net

Other income, net consists of the following:

	Three months ended March 31,
	2026	2025
Interest and dividend income	$1,553	$2,625
Gain on sale and fair value mark-to-market on investments	1,490	1,948
Others, net	(652)	130
Other income, net	$2,391	$4,703

(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Cash and cash equivalents	$145,405	$140,442	$146,326
Restricted cash (current)(1)	12,409	9,826	12,392
Restricted cash (non-current)(2)	6,964	8,210	7,251
Cash, cash equivalents and restricted cash	$164,778	$158,478	$165,969

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
March 31, 2026
(In thousands, except per share amount and share count)
8. Investments
Investments consist of the following:

	As of
	March 31, 2026	December 31, 2025
Short-term investments
Mutual funds	$71,463	$129,549
Term deposits	36,895	52,492
Short-term investments	$108,358	$182,041

Long-term investments
Term deposits	$11,962	$2,626
Investment in equity affiliate	5,570	5,572
Long-term investments	$17,532	$8,198

Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.
9. Property and Equipment, net
Property and equipment consists of the following:

	As of
	March 31, 2026	December 31, 2025
Property and equipment, gross	$367,561	$367,558
Less: Accumulated depreciation and amortization	(258,173)	(255,737)
Property and equipment, net	$109,388	$111,821
During the three months ended March 31, 2026, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2026	2025
Depreciation and amortization expense	$10,777	$10,311
Internally developed software costs included in property and equipment were as follows:

	As of
	March 31, 2026	December 31, 2025
Cost	$59,390	$59,391
Less: Accumulated amortization	(41,755)	(39,332)
Internally developed software, net	$17,635	$20,059

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2026	2025
Amortization expense	$2,423	$2,740
During the three months ended March 31, 2026 and 2025, there were no indicators of impairment related to capitalized software.
10. Goodwill and Other Intangible Assets
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2025	$77,269	$189,594	$100,153	$52,638	$419,654
Currency translation adjustments	(45)	(29)	(511)	(410)	(995)
Balance as of March 31, 2026	$77,224	$189,565	$99,642	$52,228	$418,659
During the three months ended March 31, 2026 and 2025, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of March 31, 2026 and 2025.
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(76,644)	$31,906	$108,550	$(73,482)	$35,068
Developed technology	3,607	(3,569)	38	3,636	(3,558)	78
Trade names and trademarks	1,700	(1,566)	134	1,700	(1,542)	158
Non-compete agreements	300	(300)	—	300	(300)	—
	114,157	(82,079)	32,078	114,186	(78,882)	35,304
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Other intangible assets	$115,057	$(82,079)	$32,978	$115,086	$(78,882)	$36,204
The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2026	2025
Amortization expense	$3,226	$3,246

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)

During the three months ended March 31, 2026 and 2025, there were no indicators of impairment related to intangible assets.

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2026 was as follows:
2026 (April 1 - December 31)	$9,550
2027	11,844
2028	9,228
2029	1,456
Total	$32,078
11. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2026	December 31, 2025
Prepaid expenses	$47,219	$26,465
Advance income tax, net	34,587	51,984
Contract assets	24,243	27,083
Receivables from statutory authorities	20,992	21,374
Deferred contract fulfillment costs	6,937	7,077
Derivative instruments	3,367	4,640
Others	5,281	7,470
Other current assets	$142,626	$146,093
12. Other Assets
Other assets consist of the following:

	As of
	March 31, 2026	December 31, 2025
Deferred contract fulfillment costs	$31,450	$32,146
Deposits with statutory authorities	7,515	7,859
Prepaid expenses	7,249	6,761
Lease deposits	7,089	7,087
Contract assets	4,594	4,818
Derivative instruments	584	1,424
Others	1,434	1,676
Other assets	$59,915	$61,771

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued expenses	$54,056	$64,220
Payable to statutory authorities	40,492	27,222
Derivative instruments	39,012	15,443
Client liabilities	12,647	12,601
Contingent consideration	5,000	5,000
Others	20,727	11,012
Accrued expenses and other current liabilities	$171,934	$135,498
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2026	December 31, 2025
Retirement benefits	$42,970	$41,632
Deferred transition revenue	27,402	26,139
Derivative instruments	25,317	9,765
Unrecognized tax benefits	2,301	2,176
Others	1,596	1,689
Other non-current liabilities	$99,586	$81,401
15. Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in Accumulated other comprehensive income/(loss) (“AOCI”) during the three months ended March 31, 2026 and 2025:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2025	$(156,548)	$(15,490)	$(8,689)	$(180,727)
Loss recognized during the period	(23,804)	(45,935)	(1,177)	(70,916)
Reclassification to net income(1)	—	4,922	338	5,260
Income tax effects(2)	—	8,844	165	9,009
Balance as of March 31, 2026	$(180,352)	$(47,659)	$(9,363)	$(237,374)

Balance as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Gain recognized during the period	3,927	9,469	—	13,396
Reclassification to net income(1)	—	1,598	(111)	1,487
Income tax effects(2)	(673)	(2,262)	(13)	(2,948)
Balance as of March 31, 2025	$(143,744)	$1,257	$(300)	$(142,787)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.
(2) These are income tax effects recognized on currency translation adjustments, cash flow hedges and retirement benefits. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2026	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds(1)	$33,433	$—	$—	$33,433
Mutual funds(1)	71,463	—	—	71,463
Derivative financial instruments	—	3,951	—	3,951
Total	$104,896	$3,951	$—	$108,847
Liabilities
Derivative financial instruments	$—	$64,329	$—	$64,329
Contingent consideration(2)	—	—	5,000	5,000
Total	$—	$64,329	$5,000	$69,329
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds(1)	$50,971	$—	$—	$50,971
Mutual funds(1)	129,549	—	—	129,549
Derivative financial instruments	—	6,064	—	6,064
Total	$180,520	$6,064	$—	$186,584
Liabilities
Derivative financial instruments	$—	$25,208	$—	$25,208
Contingent consideration(2)	—	—	5,000	5,000
Total	$—	$25,208	$5,000	$30,208

(1) Represents money market funds and short-term investments which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

(2) Contingent consideration is presented under “Accrued expenses and other current liabilities”, in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended March 31,
	2026	2025
Opening balance	$5,000	$2,700
Fair value changes	—	—
Payments	—	—
Closing balance	$5,000	$2,700

During the three months ended March 31, 2026 and 2025, there were no transfers among Level 1, Level 2 and Level 3.
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
March 31, 2026
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	March 31, 2026	December 31, 2025
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	1,092,000	1,134,800
Buy U.S. dollar (USD)	13,344	12,075
The Company estimates that approximately $35,560 of derivative loss, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of March 31, 2026, could be reclassified into earnings within the next twelve months. As of March 31, 2026, the maximum outstanding term of the cash flow hedges was approximately 39 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain, net line item.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	March 31, 2026	December 31, 2025
Sell USD	267,185	217,040
Sell GBP	27,559	35,962
Sell EUR	10,189	7,722
Sell AUD	4,301	4,917
Buy USD	1,357	1,837

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets:
Other current assets	$3,148	$4,444	$219	$196
Other assets	$584	$1,424	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$38,708	$15,383	$304	$60
Other non-current liabilities	$25,317	$9,765	$—	$—
The following table sets forth the effect of foreign currency forward contracts on AOCI and the unaudited consolidated statements of income:

	Three months ended March 31,
Derivative financial instruments:	2026	2025
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$(45,935)	$9,469

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(10,461)	$480

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended March 31,
	2026		2025
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$570,351	$(180)	$501,019	$—
Cost of revenues	$348,270	(4,135)	$307,705	(1,413)
General and administrative expenses	$69,051	(527)	$59,417	(154)
Selling and marketing expenses	$47,201	(72)	$41,925	(16)
Depreciation and amortization expense	$14,003	(8)	$13,557	(15)
Total before tax		(4,922)		(1,598)
Income tax effects on above		1,092		382
Net of tax		$(3,830)		$(1,216)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$1,135	$(10,461)	$1,192	$480
18. Borrowings
The following table summarizes the Company’s debt position:

	As of
	March 31, 2026			December 31, 2025
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5,000	$5,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(114)	(114)	—	(114)	(114)
Current portion of long-term borrowings	—	4,886	4,886	—	4,886	4,886

Long-term borrowings	325,000	87,500	412,500	205,000	88,750	293,750
Unamortized debt issuance costs	—	(9)	(9)	—	(38)	(38)
Long-term borrowings	325,000	87,491	412,491	205,000	88,712	293,712
Borrowings	$325,000	$92,377	$417,377	$205,000	$93,598	$298,598
Unamortized debt issuance costs for the Company’s revolving credit facility of $410 and $507 as of March 31, 2026 and December 31, 2025, respectively, are presented under “Other current assets” and “Other assets,” as applicable, in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
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
The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended March 31,
	2026	2025
Revolving credit facility	5.1%	5.8%
Term loan facility	5.1%	5.7%
As of March 31, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.
The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of March 31, 2026 was as follows:

	Revolving credit facility	Term loan facility
2026 (April 1 - December 31)	$—	$3,750
2027	325,000	88,750
Total	$325,000	$92,500
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of March 31, 2026 and December 31, 2025, the Company had outstanding letters of credit of $1,137 and $1,598, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
Share Repurchases
The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2026	129,695	$4,847	$37.37
Three months ended March 31, 2025	190,716	$9,432	$49.46
(1) The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the restricted stock units.
On February 26, 2024, the Company’s board of directors authorized a $500,000 (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”), which was terminated effective February 28, 2026.
On February 19, 2026, the Company’s board of directors authorized a $500,000 (excluding excise tax) common stock repurchase program effective February 28, 2026 (the “2026 Repurchase Program”), which replaced the 2024 repurchase program.

On March 16, 2026, the Company entered into the 2026 ASR Agreement with Morgan Stanley to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2026 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,346,720 shares of its common stock at an initial price of $29.88 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2026 ASR Agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the effective date. Under the terms of the 2026 ASR Agreement, the ultimate number of shares of common stock that the Company will repurchase will be based on the average of the daily volume-weighted average price of the common stock during the term of the 2026 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 ASR Agreement. At final settlement, Morgan Stanley may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of common stock at its election to Morgan Stanley. The final settlement of the 2026 ASR Agreement is expected to be completed on June 16, 2026, subject to acceleration at Morgan Stanley’s discretion, which may occur on or after the lock-out date of April 10, 2026.

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

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended March 31, 2026	4,375,106	$135,803	$31.04
Three months ended March 31, 2025	175,063	$8,058	$46.03
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $786 and $nil during the three months ended March 31, 2026 and 2025, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis, inclusive of interest, which is declared periodically. The Company expects to earn    a return of approximately 6.5% per annum on the India Plan for the year ending on December 31, 2026.

Change in Plan Assets
Plan assets as of December 31, 2025	$24,358
Actual return	389
Employer contribution	—
Benefits paid	(503)
Currency translation adjustments	(1,271)
Plan assets as of March 31, 2026	$22,973
During the year ended December 31, 2025, the implementation of the new Labor Codes in India resulted in the recognition of prior service cost in OCI. During March 2026, following the implementation of a revised salary structure, the Company performed an updated actuarial valuation and recognized additional prior service cost of $1,177 in OCI. The prior service cost recognized is being amortized over the estimated remaining service period of the defined benefit obligation.
Components of net periodic benefit costs recognized in unaudited consolidated statements of income and retirement benefits reclassified from AOCI, were as follows:

	Three months ended March 31,
	2026	2025
Service cost	$2,023	$1,383
Interest cost	729	509
Expected return on plan assets	(413)	(345)
Reclassification of retirement benefits from AOCI:
Amortization of actuarial gain	(183)	(111)
Amortization of prior service cost	521	—
Net periodic benefit cost	$2,677	$1,436

Reclassification of retirement benefits from AOCI, gross of tax	$338	$(111)
Income tax effects	(131)	(13)
Reclassification of retirement benefits from AOCI, net of tax	$207	$(124)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
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
The Company’s contributions to various defined contribution plans were as follows:

	Three months ended March 31,
	2026	2025
Contribution to the 401(k) Plans	$3,018	$2,795
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$8,907	$7,785
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
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended March 31,
	2026	2025
Finance lease:
Depreciation on underlying ROU assets	$163	$132
Interest on lease liabilities	80	69
	243	201
Operating lease(1)	7,040	6,179
Variable lease costs	1,085	1,073
Sublease income	—	(110)
Total lease cost	$8,368	$7,343
(1) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2026	2025
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$5,984	$5,840
Operating cash outflows for finance leases	$80	$69
Financing cash outflows for finance leases	$153	$116
ROU assets obtained in exchange for new operating lease liabilities	$2,764	$6,187
ROU assets obtained in exchange for new finance lease liabilities	$217	$297
Weighted average remaining lease term (in years)
Finance lease	2.5 years	2.6 years
Operating lease	6.6 years	4.8 years
Weighted average discount rate
Finance lease	15.0%	15.2%
Operating lease	7.5%	8.0%
As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase in lease liabilities by $1,336 during the three months ended March 31, 2026 and a decrease by $234 during the three months ended March 31, 2025, respectively, with a corresponding adjustment to ROU assets.
As of March 31, 2026 and December 31, 2025, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of March 31, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (April 1 - December 31)	$18,027	$891
2027	24,151	794
2028	21,739	570
2029	13,598	344
2030	9,162	92
2031 and thereafter	41,997	—
Total lease payments	128,674	2,691
Less: Imputed interest	27,472	583
Present value of lease liabilities	$101,202	$2,108

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
22. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The effective tax rate for the three months ended March 31, 2026 was 26.6%, an increase from 16.9% for the three months ended March 31, 2025. The Company recorded income tax expense of $24,318 and $13,496 for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense for the three months ended March 31, 2026 was primarily a result of lower excess tax benefits related to stock-based compensation and higher profit, partially offset by a decrease in non-deductible compensation expenses, as compared to the three months ended March 31, 2025.
Deferred income taxes recognized in OCI were as follows:

	Three months ended March 31,
	2026	2025
Deferred taxes benefit/(expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$9,936	$(2,644)
Reclassification adjustment for cash flow hedges	(1,092)	382
Retirement benefits	296	—
Reclassification adjustment for retirement benefits	(131)	(13)
Currency translation adjustments	—	(673)
Total	$9,009	$(2,948)
23. Stock-Based Compensation
Stock-based compensation expense by function, as below, are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2026	2025
Cost of revenues	$3,016	$3,487
General and administrative expenses	9,323	7,186
Selling and marketing expenses	9,762	8,514
Total	$22,101	$19,187
Income tax benefit related to stock-based compensation(1)	$1,316	$9,105

(1) Includes $1,280 and $14,526 during the three months ended March 31, 2026 and 2025, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.

As of March 31, 2026 and December 31, 2025, the Company had 3,395,894 and 5,919,466 shares, respectively, available for future grants under the 2025 Omnibus Incentive Plan (the “2025 Plan”).

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2025	1,734,720	$30.14	$21,344	7.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2026	1,734,720	$30.14	$545	7.2
Vested and exercisable as of March 31, 2026	861,740	$30.14	$271	7.2
Weighted average grant date fair value of per unit of stock option granted during the period	$—
As of March 31, 2026, unrecognized compensation cost of $6,450 is expected to be expensed over a weighted average period of 1.3 years.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
As of March 31, 2026 and December 31, 2025 restricted stock units vested for which the underlying common stock is yet to be issued are nil and 31,662, respectively.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025(1)	2,789,601	$37.65
Granted	1,518,404	30.91
Vested	(988,276)	34.27
Forfeited	(41,653)	37.39
Outstanding as of March 31, 2026(1)	3,278,076	$35.55
(1) As of March 31, 2026 and December 31, 2025 restricted stock units vested for which the underlying common stock is yet to be issued are 294,376 and 348,636, respectively.
As of March 31, 2026, unrecognized compensation cost of $104,444 is expected to be expensed over a weighted average period of 3.0 years.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
the Company’s meeting a total shareholder return relative to a group of peer companies specified under PRSU agreements, and are measured over a three-year performance period (“MU”).
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025	696,439	$39.20	841,966	$56.31
Granted	409,256	30.90	613,778	36.42
Vested	—	—	—	—
Forfeited	(5,918)	38.93	(8,873)	59.55
Outstanding as of March 31, 2026	1,099,777	$36.11	1,446,871	$47.85
As of March 31, 2026, unrecognized compensation cost of $74,470 is expected to be expensed over a weighted average period of 2.1 years.
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

The eighth offering period under the 2022 ESPP commenced on January 1, 2026 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2025	3,510,269
Issuance of common stock made during the seventh offering period	60,139	$2,297
Shares available for issuance as of March 31, 2026	3,450,130
Contributions received for the eighth offering period up to March 31, 2026		$2,911
24. Related Party Disclosures
The Company provides data and AI-led solutions and services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $84 and $42 during the three months ended March 31, 2026 and 2025, respectively. The Company had outstanding accounts receivable, net of $28 related to this service contract as of March 31, 2026 and December 31, 2025.

25. Commitments and Contingencies
Capital Commitments
As of March 31, 2026 and December 31, 2025, the Company had committed to spend approximately $10,000 and $8,700, respectively, net of capital advances, under agreements to purchase property and equipment.
On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
(In thousands, except per share amount and share count)
with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of March 31, 2026, the Company has invested $2,400 in the Partnership and is committed to make further investments up to an amount of $1,600.
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
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of March 31, 2026 and December 31, 2025 is $44,429 and $42,205, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,282 and $7,684, as of March 31, 2026 and December 31, 2025, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
Pursuant to reviewing the Company’s annual VAT and service tax filings, the Indian tax authorities raised aggregate demands for tax years 2015 and 2017, in the amounts of $4,915 and $5,186, as of March 31, 2026 and December 31, 2025, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $4,823 and $5,090, as of March 31, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian Goods and Services Tax (“GST”) authorities rejected the Company’s refund claims in the amounts of $5,207 and $5,494 as of March 31, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowances were recorded against these GST receivables as of March 31, 2026 and December 31, 2025, respectively.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2026
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Some of the statements in the following discussion are forward looking statements.
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
•our ability to service debt or obtain additional financing on competitive terms, or exposure to interest rate fluctuations that are not fully hedged through interest rate swaps; and
•negative public reaction in the United States or elsewhere to offshore outsourcing;
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
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
We manage and report financial information through four reportable segments, aligned to our Industry Market Units (“IMUs”): Insurance, Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets, which reflects the manner in which our management reviews financial information and makes operating decisions.
Revenues
For the three months ended March 31, 2026, we generated revenues of $570.4 million compared to revenues of $501.0 million for the three months ended March 31, 2025, an increase of $69.4 million, or 13.8%.
We serve clients mainly in North America, and the United Kingdom & Europe, with these two regions generating 83.0% and 14.5%, respectively, of our total revenues for the three months ended March 31, 2026 and 82.9% and 15.1%, respectively, of our total revenues for the three months ended March 31, 2025.
For the three months ended March 31, 2026 and 2025, our total revenues from our top ten clients accounted for 34.6% and 33.7% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.

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

Data and AI-led: Data and AI-led revenue is derived from our Data Management, Analytics, AI services and solutions businesses. It includes revenue from fully integrated business operations like payment integrity services and platform-based solutions and services, which combine operations, technology, data, analytics, and AI. It also includes revenue from operations that embed data and AI within clients’ operational workflows.

Digital operations: Digital operations revenue is derived from managed services that blend our deep domain expertise with industry-specific solutions and services to operate clients’ business functions with enhanced productivity, greater speed and improved accuracy. These digital operations deployments form the foundation for future client transformation opportunities to infuse AI into client workflows and unlock even greater value.

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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations
The following table summarizes our results of operations:

					(dollars in millions)
	Three months ended March 31, 2026		Three months ended March 31, 2025
		Percentage of Revenues, net		Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$570.4	100.0%	$501.0	100.0%	$69.4	13.8%
Cost of revenues(1)	348.3	61.1%	307.7	61.4%	40.6	13.2%
Gross profit(1)	222.1	38.9%	193.3	38.6%	28.8	14.9%
Operating expenses:
General and administrative expenses	69.1	12.1%	59.4	11.9%	9.7	16.2%
Selling and marketing expenses	47.2	8.3%	41.9	8.4%	5.3	12.6%
Depreciation and amortization expense	14.0	2.5%	13.6	2.7%	0.4	3.3%
Total operating expenses	130.3	22.8%	114.9	22.9%	15.4	13.4%
Income from operations	91.8	16.1%	78.4	15.6%	13.4	17.1%
Foreign exchange gain/(loss), net	1.1	0.2%	1.2	0.2%	(0.1)	(4.8)%
Interest expense	(4.0)	(0.7)%	(4.1)	(0.8)%	0.1	(4.7)%
Other income, net	2.5	0.4%	4.7	0.9%	(2.2)	(49.2)%
Income before income tax expense and earnings from equity affiliates	91.4	16.0%	80.2	16.0%	11.2	14.0%
Income tax expense	24.3	4.3%	13.5	2.7%	10.8	80.2%
Income before earnings from equity affiliates	67.1	11.8%	66.7	13.3%	0.4	0.6%
Gain/(loss) from equity-method investment	—	—%	(0.1)	—%	0.1	(98.2)%
Net income	$67.1	11.8%	$66.6	13.3%	$0.5	0.8%
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Revenues, net: The following table summarizes our revenues by reportable segments:

	Three months ended March 31,		Dollar change	Percentage change	Percentage of Total Revenues for the three months ended
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$194.0	$172.0	$22.0	12.7%	34.0%	34.3%
Healthcare and Life Sciences	151.9	125.6	26.3	21.0%	26.7%	25.1%
Banking, Capital Markets and Diversified Industries	127.4	117.7	9.7	8.2%	22.3%	23.5%
International Growth Markets	97.1	85.7	11.4	13.4%	17.0%	17.1%
Revenues, net	$570.4	$501.0	$69.4	13.8%	100.0%	100.0%
Revenues for the three months ended March 31, 2026 were up by $69.4 million, or 13.8%, compared to the three months ended March 31, 2025, driven by the expansion of business from our existing clients across all reportable segments by 11.8% and revenue from new clients wins by 2.0% during the three months ended March 31, 2026.
Revenue growth in Insurance by 12.7% was driven by the expansion of business from our existing clients by 11.5% and new clients by 1.2% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Revenue growth in Healthcare and Life Sciences by 21.0% was driven by the expansion of business from our existing clients by 20.5% and new clients by 0.5% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Revenue growth in Banking, Capital Markets and Diversified Industries by 8.2% was driven by the expansion of business from our existing clients by 4.1% and new clients by 4.1% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Revenue growth in International Growth Markets of 13.4% was driven by the expansion of business from our existing clients by 8.0%, new clients by 2.9% and a foreign exchange gain, net of hedging by 2.5% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,		Dollar change	Percentage change	Three months ended March 31,		Percentage change
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$120.8	$109.2	$11.6	10.7%	37.7%	36.6%	1.1%
Healthcare and Life Sciences	83.1	70.5	12.6	17.9%	45.3%	43.9%	1.4%
Banking, Capital Markets and Diversified Industries	80.4	73.7	6.7	9.0%	36.9%	37.3%	(0.4)%
International Growth Markets	64.0	54.3	9.7	17.9%	34.1%	36.6%	(2.5)%
Total	$348.3	$307.7	$40.6	13.2%	38.9%	38.6%	0.3%
Cost of revenues for the three months ended March 31, 2026 increased by $40.6 million, or 13.2%, compared to the three months ended March 31, 2025. The increase in cost of revenues was due to increases in employee-related costs of $35.5 million on account of higher headcount and wage inflation, and higher technology, facilities and other operating costs of $8.8 million, partially offset by a foreign exchange gain, net of hedging of $3.7 million. Our gross margin for the three months ended March 31, 2026 was 38.9%, compared to 38.6% for the three months ended March 31, 2025, an increase of 30 basis points (“bps”) primarily driven by higher revenues and operational efficiencies, partially offset by lower volumes in certain existing clients during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The increase in cost of revenues in Insurance by $11.6 million for the three months ended March 31, 2026 was due to increases in employee-related costs of $11.2 million on account of higher headcount and wage inflation, and higher technology costs of $1.8 million, partially offset by a foreign exchange gain, net of hedging of $1.1 million and lower other operating costs of $0.3 million. Gross margin in Insurance increased by 110 bps, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The increase in cost of revenues in Healthcare and Life Sciences by $12.6 million for the three months ended March 31, 2026 was due to increases in employee-related costs of $9.3 million on account of higher headcount and wage inflation, higher technology costs of $1.6 million, and higher facilities and other operating costs of $2.7 million, partially offset by foreign exchange gain, net of hedging of $1.0 million. Gross margin in Healthcare and Life Sciences increased by 140 bps, primarily due to higher volumes in certain existing clients during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $6.7 million for the three months ended March 31, 2026 was due to increases in employee-related costs of $6.9 million on account of higher headcount and wage inflation, and higher technology costs of $1.1 million, partially offset by a foreign exchange gain, net of hedging of $1.0 million and lower other operating costs of $0.3 million. Gross margin in Banking, Capital Markets and Diversified Industries decreased by 40 bps, primarily due to lower volumes in certain existing clients during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The increase in cost of revenues in International Growth Markets by $9.7 million for the three months ended March 31, 2026 was due to increases in employee-related costs of $8.1 million on account of higher headcount and wage inflation, and higher technology, facilities and other operating costs of $2.2 million, partially offset by a foreign exchange gain, net of hedging of $0.6 million. Gross margin in International Growth Markets decreased by 250 bps, primarily due to lower volumes in certain existing clients during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased from 20.2% during the three months ended March 31, 2025 to 20.4% during the three months ended March 31, 2026.

The increase in SG&A expenses by $15.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to increases in employee-related costs of $11.8 million on account of higher headcount and wage inflation, increased investments in digital and generative AI capabilities of $1.9 million, and higher sales and marketing and other operating costs of $1.3 million.
Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.2% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
The increase in depreciation and amortization expense by 3.3% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to investments in infrastructure, technology assets and digital capabilities.
Income from Operations. The increase in income from operations by 17.1% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.
Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $1.1 million for the three months ended March 31, 2026, compared to a foreign exchange gain, net of $1.2 million for the three months ended March 31, 2025. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Interest expense. The decrease in interest expense by $0.1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to a lower average effective interest rate.

Other Income, net.

	Three months ended March 31,		Dollar change	Percentage change
	2026	2025
	(dollars in millions)
Interest and dividend income	$1.6	$2.7	$(1.1)	(40.8)%
Gain on sale and fair value mark-to-market on investments	1.5	1.9	(0.4)	(23.5)%
Others, net	(0.6)	0.1	(0.7)	NM(1)
Other income, net	$2.5	$4.7	$(2.2)	(49.2)%
(1) Not Meaningful
Other income, net decreased by $2.2 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 due to lower yield on our investments and higher other expenses.
Income Tax Expense. The effective tax rate for the three months ended March 31, 2026 was 26.6%, an increase from 16.9% for the three months ended March 31, 2025. We recorded income tax expense of $24.3 million and $13.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense was primarily as a result of lower excess tax benefits related to stock-based compensation of $13.2 million and higher profit, partially offset by a decrease in non-deductible compensation expenses, as compared to the three months ended March 31, 2025.

Net Income. The increase in net income by 0.8% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was attributable to the aforementioned factors.

Liquidity and Capital Resources

	Three months ended March 31,		Dollar change	Percentage change
	2026	2025
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$166.0	$171.4	$(5.4)	(3.2)%
Net cash provided by operating activities	1.7	3.2	(1.5)	(47.0)%
Net cash provided by/(used for) investing activities	44.0	(22.3)	66.3	(297.7)%
Net cash (used for)/provided by financing activities	(44.6)	3.4	(48.0)	NM(1)
Effect of exchange rate changes	(2.3)	2.7	(5.0)	(186.3)%
Closing cash, cash equivalents and restricted cash	$164.8	$158.4	$6.4	4.0%
(1) Not Meaningful

As of March 31, 2026 and December 31, 2025, we had $253.8 million and $328.4 million, respectively, in cash, cash equivalents and short-term investments, of which $206.9 million and $285.8 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies. As and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the three months ended March 31, 2026, some of our foreign subsidiaries repatriated $13.0 million to the United States.
Operating Activities: Net cash provided by operating activities was $1.7 million during the three months ended March 31, 2026, compared to $3.2 million during the three months ended March 31, 2025, reflecting lower cash earnings, partially offset by changes in working capital. The major drivers contributing to the decrease of $1.5 million year-over-year included the following:
•Decrease in cash earnings, including adjustments for non-cash and other items contributed lower cash flow of $2.5 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These adjustments include unrealized foreign currency exchange (gain)/loss, net, fair value mark-to-market on investments, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.
•Changes in accounts receivable, including advance billings, contributed lower cash flow of $5.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our days sales outstanding were 63 days as of March 31, 2026, compared to 67 days as of March 31, 2025.
•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payout of $6.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Investing Activities: Net cash provided by investing activities were $44.0 million for the three months ended March 31, 2026, compared to net cash used of $22.3 million for the three months ended March 31, 2025. The increase of $66.3 million was primarily due to higher proceeds from redemption of investments of $65.7 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Financing Activities: Net cash used for financing activities were $44.6 million during the three months ended March 31, 2026, compared to net cash provided of $3.4 million during the three months ended March 31, 2025. The decrease of $48.0 million was due to higher purchases of treasury stock of $148.0 million under our share repurchase programs, partially offset by higher net proceeds from borrowings of $100.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $12.9 million of capital expenditure during the three months ended March 31, 2026. We expect to incur total capital expenditures of between $50.0 million to $55.0 million in fiscal 2026, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development and other digital technologies.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further information.
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives like acquisition of complementary businesses, capital expenditures and continued stock repurchases, including accelerated stock repurchases, under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

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
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2026 and December 31, 2025, we had outstanding letters of credit of $1.1 million and $1.6 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements
The following table summarizes our debt position:

	As of
	March 31, 2026			December 31, 2025
	(dollars in millions)
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$5.0	$5.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Current portion of long-term borrowings	—	4.9	4.9	—	4.9	4.9

Long-term borrowings	325.0	87.5	412.5	205.0	88.8	293.8
Unamortized debt issuance costs	—	—	—	—	—	—
Long-term borrowings	325.0	87.5	412.5	205.0	88.8	293.8
Borrowings	$325.0	$92.4	$417.4	$205.0	$93.7	$298.7
As of March 31, 2026 and December 31, 2025, we were in compliance with the financial covenants under our credit agreement with certain lenders and Citibank N.A. as administrative agent. See Note 18 – Borrowings to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements.”

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of March 31, 2026, were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider those risk factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2026, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
January 1, 2026 through January 31, 2026	73,585	$42.61	371,200	$41.77	444,785	$—
February 1, 2026 through February 28, 2026	56,110	30.51	445,681	31.06	501,791	$—
March 1, 2026 through March 31, 2026	—	—	3,558,225	29.92	3,558,225	$368,547,067
Total	129,695	$37.37	4,375,106	$31.04	4,504,801
On February 26, 2024, the Company’s board of directors authorized a $500 million (excluding excise tax) common stock repurchase program beginning March 1, 2024 (the “2024 Repurchase Program”), which was terminated effective February 28, 2026.
On February 19, 2026, the Company’s board of directors authorized a $500 million (excluding excise tax) common stock repurchase program effective February 28, 2026 (the “2026 Repurchase Program”), which replaced the 2024 Repurchase Program, and which will terminate on February 29, 2028 unless terminated earlier.
On March 16, 2026, we entered into the 2026 ASR Agreement with Morgan Stanley to repurchase shares of our common stock for an aggregate purchase price of $125 million, as part of our 2026 Repurchase Program. Upon payment of the aggregate purchase price of $125 million, we received an initial delivery of 3,346,720 shares of our common stock at an initial price of $29.88 per share, representing 80% of the aggregate purchase price. See Note 19 – Capital Structure to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.
Under our repurchase program, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under our repurchase program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management or our board of directors. Repurchased shares are recorded as treasury shares and are held until our board of directors designates that these shares be retired or used for other purposes.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Vikas Bhalla, President and Head of AI Services and Operations	Rule 10b5-1 Trading Arrangement	March 4, 2026	November 24, 2026	67,000

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

10.1
Fixed Dollar Accelerated Share Repurchase Agreement, dated March 16, 2026, between ExlService Holdings, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on March 18, 2026).

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

Date: April 28, 2026	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)