Form 10-Q
period 2026-06-30
ExlService Holdings, Inc.
filed 2026-07-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

As of July 24, 2026, there were 151,612,499 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	7	$126,722	$146,326
Short-term investments	8	157,102	182,041
Restricted cash	7	12,964	12,392
Accounts receivable, net	4	434,362	343,105
Other current assets	11	144,132	146,093
Total current assets		875,282	829,957
Property and equipment, net	9	114,587	111,821
Operating lease right-of-use assets	21	97,495	97,411
Restricted cash	7	7,086	7,251
Deferred tax assets, net	22	139,288	129,968
Goodwill	10	418,693	419,654
Other intangible assets, net	10	29,720	36,204
Long-term investments	8	6,396	8,198
Other assets	12	59,340	61,771
Total assets		$1,747,887	$1,702,235
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$6,733	$4,753
Current portion of long-term borrowings	18	381,155	4,886
Deferred revenue		22,591	15,356
Accrued employee costs		112,908	146,775
Accrued expenses and other current liabilities	13	161,525	135,498
Current portion of operating lease liabilities	21	18,734	16,857
Total current liabilities		703,646	324,125
Long-term borrowings, less current portion	18	—	293,712
Operating lease liabilities, less current portion	21	88,130	88,167
Deferred tax liabilities, net	22	2,256	2,125
Other non-current liabilities	14	87,613	81,401
Total liabilities		881,645	789,530
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 210,101,885 shares issued and 151,745,072 shares outstanding as of June 30, 2026 and 208,855,566 shares issued and 156,430,028 shares outstanding as of December 31, 2025	19	210	209
Additional paid-in capital		724,432	677,562
Retained earnings		1,664,571	1,532,979
Accumulated other comprehensive loss	15	(223,682)	(180,727)
Total including shares held in treasury		2,165,531	2,030,023
Less: 58,356,813 shares as of June 30, 2026 and 52,425,538 shares as of December 31, 2025, held in treasury, at cost	19	(1,299,289)	(1,117,318)
Total stockholders’ equity		866,242	912,705
Total liabilities and stockholders’ equity		$1,747,887	$1,702,235
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2026	2025	2026	2025
Revenues, net	3, 4	$594,763	$514,460	$1,165,114	$1,015,479
Cost of revenues(1)		368,800	320,272	717,070	627,977
Gross profit(1)		225,963	194,188	448,044	387,502
Operating expenses:
General and administrative expenses		74,436	59,549	143,487	118,966
Selling and marketing expenses		49,628	39,446	96,829	81,371
Depreciation and amortization expense	9, 10	14,604	14,055	28,607	27,612
Total operating expenses		138,668	113,050	268,923	227,949
Income from operations		87,295	81,138	179,121	159,553
Foreign exchange gain, net		1,609	2,211	2,744	3,403
Interest expense	18	(5,068)	(4,282)	(9,019)	(8,426)
Other income, net	6	130	5,671	2,521	10,374
Income before income tax expense and earnings from equity affiliates		83,966	84,738	175,367	164,904
Income tax expense	22	19,426	18,546	43,744	32,042
Income before earnings from equity affiliates		64,540	66,192	131,623	132,862
Loss from equity-method investment		(29)	(141)	(31)	(250)
Net income		$64,511	$66,051	$131,592	$132,612
Earnings per share:	5
Basic		$0.42	$0.41	$0.85	$0.82
Diluted		$0.42	$0.40	$0.85	$0.81
Weighted average number of shares used in computing earnings per share:	5
Basic		152,554,401	162,925,484	154,292,120	162,709,034
Diluted		152,831,994	164,193,258	154,858,444	164,376,498

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended June 30,		Six months ended June 30,
	Notes	2026	2025	2026	2025
Net income		$64,511	$66,051	$131,592	$132,612
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	17	8,888	5,955	(37,047)	15,424
Retirement benefits	20	—	—	(1,177)	—
Currency translation adjustments		713	4,006	(23,091)	7,933
Reclassification adjustments:
(Gain)/loss on cash flow hedges(1)	17	7,807	(554)	12,729	1,044
Retirement benefits(2)	20	405	(117)	743	(228)
Income tax effects relating to above(3)	22	(4,121)	(937)	4,888	(3,885)
Total other comprehensive income/(loss)		13,692	8,353	(42,955)	20,288
Total comprehensive income		$78,203	$74,404	$88,637	$152,900

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended June 30, 2026 and 2025
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of March 31, 2026		209,929,764	$210	$674,662	$1,600,060	$(237,374)	(56,930,339)	$(1,258,754)	$778,804
Stock issued against stock-based compensation plans	23	172,121	—	3,412	—	—	—	—	3,412
Stock-based compensation	23	—	—	24,631	—	—	—	—	24,631
Acquisition of treasury stock	19	—	—	—	—	—	(626,514)	(18,451)	(18,451)
Accelerated share repurchases	5, 19	—	—	21,727	—	—	(799,960)	(21,727)	—
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(357)	(357)
Other comprehensive income	15	—	—	—	—	13,692	—	—	13,692
Net income		—	—	—	64,511	—	—	—	64,511
Balance as of June 30, 2026		210,101,885	$210	$724,432	$1,664,571	$(223,682)	(58,356,813)	$(1,299,289)	$866,242

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of March 31, 2025		207,758,497	$207	$609,592	$1,348,521	$(142,787)	(45,075,154)	$(803,656)	$1,011,877
Stock issued against stock-based compensation plans	23	52,138	—	—	—	—	—	—	—
Stock-based compensation	23	—	—	16,392	—	—	—	—	16,392
Acquisition of treasury stock	19	—	—	—	—	—	(906,150)	(41,752)	(41,752)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	29	29
Other comprehensive income	15	—	—	—	—	8,353	—	—	8,353
Net income		—	—	—	66,051	—	—	—	66,051
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2026 and 2025
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2025		208,855,566	$209	$677,562	$1,532,979	$(180,727)	(52,425,538)	$(1,117,318)	$912,705
Stock issued against stock-based compensation plans	23	1,246,319	1	3,411	—	—	—	—	3,412
Stock-based compensation	23	—	—	46,732	—	—	—	—	46,732
Acquisition of treasury stock	19	—	—	—	—	—	(1,784,595)	(59,101)	(59,101)
Accelerated share repurchases	5, 19	—	—	(3,273)	—	—	(4,146,680)	(121,727)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,143)	(1,143)
Other comprehensive loss	15	—	—	—	—	(42,955)	—	—	(42,955)
Net income		—	—	—	131,592	—	—	—	131,592
Balance as of June 30, 2026		210,101,885	$210	$724,432	$1,664,571	$(223,682)	(58,356,813)	$(1,299,289)	$866,242

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,300,048	1	1,822	—	—	—	—	1,823
Stock-based compensation	23	—	—	35,579	—	—	—	—	35,579
Acquisition of treasury stock	19	—	—	—	—	—	(1,271,929)	(59,243)	(59,243)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	29	29
Other comprehensive income	15	—	—	—	—	20,288	—	—	20,288
Net income		—	—	—	132,612	—	—	—	132,612
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$131,592	$132,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,473	27,689
Stock-based compensation expense	46,732	35,579
Reduction in the carrying amount of operating lease right-of-use assets	14,018	12,489
Fair value mark-to-market on investments	(3,054)	(1,304)
Unrealized foreign currency exchange (gain)/loss, net	(11,412)	(3,314)
Deferred income tax benefit	(4,930)	(15,605)
Others, net	4,315	1,581
Change in operating assets and liabilities:
Accounts receivable	(93,298)	(38,312)
Other current and non-current assets	(27,781)	(10,434)
Income taxes payable, net	31,392	4,202
Deferred revenue	7,303	2,426
Accrued employee costs	(29,637)	(31,278)
Accounts payable, accrued expenses and other liabilities	7,940	8,539
Operating lease liabilities	(12,042)	(12,250)
Net cash provided by operating activities	89,611	112,620

Cash flows from investing activities:
Purchases of property and equipment	(27,440)	(27,366)
Proceeds from sale of property and equipment	166	180
Purchases of investments	(137,311)	(144,935)
Proceeds from redemption of investments	158,999	136,434
Investment in equity affiliate	(600)	(600)
Net cash used for investing activities	(6,186)	(36,287)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(277)	(247)
Proceeds from borrowings	175,000	50,000
Repayments of borrowings	(92,500)	(78,500)
Acquisition of treasury stock	(186,605)	(59,673)
Proceeds from issuance of common stock	3,620	3,868
Net cash used for financing activities	(100,762)	(84,552)
Effect of exchange rate changes	(1,860)	7,346
Net decrease in cash, cash equivalents and restricted cash	(19,197)	(873)
Cash, cash equivalents and restricted cash at the beginning of the period	165,969	171,398
Cash, cash equivalents and restricted cash at the end of the period	$146,772	$170,525

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,934	$8,216
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$3,294	$6,186
Assets acquired under finance lease	$383	$633

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
(c)Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income (“ASC Topic 220”): Expense Disaggregation Disclosures. This ASU improves disclosures relating to the disaggregation of income statement expenses, requires additional disclosures about the nature of expenses in commonly presented financial statement captions on an annual and interim basis for all public business entities. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Revenues, net and cost of revenues for the three months ended June 30, 2026 and 2025, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2026
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$197,783	$157,968	$133,856	$105,156	$594,763
Cost of revenues(1)
Employee costs	105,992	66,942	73,415	54,530	300,879
Infrastructure and technology costs	15,532	8,665	8,550	10,939	43,686
Other costs(2)	7,865	8,316	5,284	2,770	24,235
Gross profit(1)	$68,394	$74,045	$46,607	$36,917	$225,963
Operating expenses					138,668
Income from operations					87,295
Foreign exchange gain, net, interest expense and other income, net					(3,329)
Income before income tax expense and earnings from equity affiliates					$83,966

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Three months ended June 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$172,174	$129,489	$121,089	$91,708	$514,460
Cost of revenues(1)
Employee costs	95,370	60,972	66,158	49,637	272,137
Infrastructure and technology costs	13,380	7,067	6,367	8,294	35,108
Other costs(2)	3,558	5,066	2,845	1,558	13,027
Gross profit(1)	$59,866	$56,384	$45,719	$32,219	$194,188
Operating expenses					113,050
Income from operations					81,138
Foreign exchange gain, net, interest expense and other income, net					3,600
Income before income tax expense and earnings from equity affiliates					$84,738

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Revenues and cost of revenues for the six months ended June 30, 2026 and 2025, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2026
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$391,713	$309,888	$261,249	$202,264	$1,165,114
Cost of revenues(1)
Employee costs	205,921	133,828	142,632	106,299	588,680
Infrastructure and technology costs	30,547	17,090	16,065	21,222	84,924
Other costs(2)	13,723	16,113	8,946	4,684	43,466
Gross profit(1)	$141,522	$142,857	$93,606	$70,059	$448,044
Operating expenses					268,923
Income from operations					179,121
Foreign exchange gain, net, interest expense and other income, net					(3,754)
Income before income tax expense and earnings from equity affiliates					$175,367

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Six months ended June 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$344,230	$255,081	$238,791	$177,377	$1,015,479
Cost of revenues(1)
Employee costs	185,919	119,896	130,452	94,457	530,724
Infrastructure and technology costs	26,626	13,805	12,536	16,455	69,422
Other costs(2)	8,930	9,916	6,131	2,854	27,831
Gross profit(1)	$122,755	$111,464	$89,672	$63,611	$387,502
Operating expenses					227,949
Income from operations					159,553
Foreign exchange gain, net, interest expense and other income, net					5,351
Income before income tax expense and earnings from equity affiliates					$164,904

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Data and AI-led(1)	$362,558	$278,770	$704,180	$546,699
Digital operations(2)	232,205	235,690	460,934	468,780
Revenues, net	$594,763	$514,460	$1,165,114	$1,015,479

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

The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues, net
North America	$489,593	$422,822	$962,736	$838,171
United Kingdom & Europe	89,403	77,635	171,921	150,019
Rest of World	15,767	14,003	30,457	27,289
Revenues, net	$594,763	$514,460	$1,165,114	$1,015,479

Revenues, net by industry verticals, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Insurance	$233,701	$203,222	$459,761	$403,583
Healthcare and Life Sciences	158,257	129,737	310,372	255,563
Banking, Capital Markets and Diversified Industries	202,805	181,501	394,981	356,333
Revenues, net	$594,763	$514,460	$1,165,114	$1,015,479

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	June 30, 2026	December 31, 2025
Long-lived assets
India	$69,188	$63,999
North America	55,884	60,575
The Philippines	34,977	36,480
South Africa	18,456	19,635
Rest of World	33,577	28,543
Long-lived assets	$212,082	$209,232
4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, net	$434,362	$343,105
Contract assets	$43,281	$31,901
Contract liabilities:
Deferred revenue (consideration received in advance)	$14,327	$9,216
Consideration received for process transition activities	$33,761	$32,247

Accounts receivable includes $192,342 and $141,653 as of June 30, 2026 and December 31, 2025, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of June 30, 2026 and December 31, 2025, include receivables of $36,941 and $24,849, respectively, from payment integrity services. There are no performance risks associated with these contract assets.

There were no significant cumulative catch-up impact or impairment related to contract assets as of June 30, 2026 and December 31, 2025.

Revenue recognized during the three and six months ended June 30, 2026 and 2025, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Deferred revenue (consideration received in advance)	$1,883	$3,877	$6,498	$11,306
Consideration received for process transition activities	$1,932	$1,279	$3,924	$2,656

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$1,766	$2,126	$1,947	$2,287
Additions	—	284	—	365
Amortization	(160)	(218)	(341)	(460)
Closing balance	$1,606	$2,192	$1,606	$2,192

	Contract Fulfillment Costs
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$38,387	$38,080	$39,223	$36,022
Additions	2,210	2,156	3,174	5,485
Amortization	(1,976)	(1,298)	(3,776)	(2,569)
Closing balance	$38,621	$38,938	$38,621	$38,938
There was no significant impairment for contract acquisition and contract fulfillment costs as of June 30, 2026 and December 31, 2025.

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, including unbilled receivables	$437,643	$345,980
Less: Allowance for expected credit losses	(3,281)	(2,875)
Accounts receivable, net	$434,362	$343,105

The movement in “Allowance for expected credit losses” was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$3,065	$4,734	$2,875	$3,528
Additions	266	29	516	1,248
Reductions due to write-off of accounts receivable	(50)	(34)	(111)	(47)
Currency translation adjustments	—	(2)	1	(2)
Closing balance	$3,281	$4,727	$3,281	$4,727

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and six months ended June 30, 2026 and 2025. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of June 30, 2026 and December 31, 2025.
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$64,511	$66,051	$131,592	$132,612
Denominator:
Basic weighted average common shares outstanding	152,554,401	162,925,484	154,292,120	162,709,034
Dilutive effect of stock-based awards	277,593	1,267,774	566,324	1,667,464
Diluted weighted average common shares outstanding	152,831,994	164,193,258	154,858,444	164,376,498
Earnings per share:
Basic	$0.42	$0.41	$0.85	$0.82
Diluted	$0.42	$0.40	$0.85	$0.81
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	2,440,204	728,203	2,028,225	523,472
On March 16, 2026, the Company entered into a fixed dollar accelerated share repurchase transaction pursuant to a confirmation (“2026 ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). During the six months ended June 30, 2026, the Company recorded the initial delivery and final settlement of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.
Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details.
6. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income	$2,437	$2,682	$3,990	$5,307
Gain on sale and fair value mark-to-market on investments	1,550	2,259	3,040	4,207
Fair value changes of contingent consideration (1)	(3,000)	—	(3,000)	—
Others, net	(857)	730	(1,509)	860
Other income, net	$130	$5,671	$2,521	$10,374

(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Cash and cash equivalents	$126,722	$149,134	$146,326
Restricted cash (current)(1)	12,964	11,503	12,392
Restricted cash (non-current)(2)	7,086	9,888	7,251
Cash, cash equivalents and restricted cash	$146,772	$170,525	$165,969

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
8. Investments

Investments consist of the following:

	As of
	June 30, 2026	December 31, 2025
Short-term investments
Mutual funds(1)	$98,499	$129,549
Term deposits	58,603	52,492
Short-term investments	$157,102	$182,041

Long-term investments
Term deposits	$255	$2,626
Investment in equity affiliate	6,141	5,572
Long-term investments	$6,396	$8,198
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consist of the following:

	As of
	June 30, 2026	December 31, 2025
Property and equipment, gross	$383,761	$367,558
Less: Accumulated depreciation and amortization	(269,174)	(255,737)
Property and equipment, net	$114,587	$111,821

During the three and six months ended June 30, 2026, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense	$11,346	$10,778	$22,123	$21,089

Internally developed software costs included in property and equipment were as follows:

	As of
	June 30, 2026	December 31, 2025
Cost	$66,051	$59,391
Less: Accumulated amortization	(44,383)	(39,332)
Internally developed software, net	$21,668	$20,059

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization expense	$2,628	$2,743	$5,051	$5,483

During the three and six months ended June 30, 2026 and 2025, there were no indicators of impairment related to capitalized software.

10. Business Combinations, Goodwill and Other Intangible Assets

I Merit Inc.

On June 22, 2026, the Company, through its wholly owned subsidiary Clairvoyant AI, Inc. entered into a securities purchase agreement (the “Purchase Agreement”), which is expected to close on July 31, 2026, to acquire 100% of the equity securities of I Merit Inc., a Delaware Corporation (“iMerit”), in exchange for upfront cash consideration of $170,000, subject to certain post-closing adjustments, and up to an additional $140,000 in cash incentives and earnouts over two years contingent on meeting specified milestones, as set forth in the Purchase Agreement.

iMerit is a recognized leader in AI model training, evaluation and reinforcement learning. It is focused on helping its clients train large language and multimodal models to improve accuracy, precision, and effectiveness. The acquisition strengthens

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Company's ability to help enterprises achieve measurable outcomes from AI, builds partnerships with leading foundation model builders and expands its reach into high-growth AI tech sectors.

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2025	$77,269	$189,594	$100,153	$52,638	$419,654
Currency translation adjustments	(42)	(28)	(494)	(397)	(961)
Balance as of June 30, 2026	$77,227	$189,566	$99,659	$52,241	$418,693

During the three and six months ended June 30, 2026 and 2025, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of the three and six months ended June 30, 2026 and 2025.

Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$108,550	$(79,839)	$28,711	$108,550	$(73,482)	$35,068
Developed technology	3,609	(3,609)	—	3,636	(3,558)	78
Trade names and trademarks	1,700	(1,591)	109	1,700	(1,542)	158
Non-compete agreements	300	(300)	—	300	(300)	—
	114,159	(85,339)	28,820	114,186	(78,882)	35,304
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900	900	—	900
Other intangible assets	$115,059	$(85,339)	$29,720	$115,086	$(78,882)	$36,204

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization expense	$3,258	$3,277	$6,484	$6,523

During the three and six months ended June 30, 2026 and 2025, there were no indicators of impairment related to intangible assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2026 was as follows:

2026 (July 1 - December 31)	$6,292
2027	11,844
2028	9,228
2029	1,456
Total	$28,820
11. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2026	December 31, 2025
Contract assets	$39,458	$27,083
Prepaid expenses	38,488	26,465
Advance income tax, net	24,378	51,984
Receivables from statutory authorities	22,476	21,374
Deferred contract fulfillment costs	8,125	7,077
Derivative instruments	3,433	4,640
Others	7,774	7,470
Other current assets	$144,132	$146,093
12. Other Assets
Other assets consist of the following:

	As of
	June 30, 2026	December 31, 2025
Deferred contract fulfillment costs	$30,496	$32,146
Prepaid expenses	7,809	6,761
Deposits with statutory authorities	7,494	7,859
Lease deposits	7,314	7,087
Contract assets	3,823	4,818
Derivative instruments	1,050	1,424
Others	1,354	1,676
Other assets	$59,340	$61,771

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2026	December 31, 2025
Accrued expenses	$70,620	$64,220
Derivative instruments	32,156	15,443
Payable to statutory authorities	24,423	27,222
Client liabilities	13,180	12,601
Contingent consideration	8,000	5,000
Others	13,146	11,012
Accrued expenses and other current liabilities	$161,525	$135,498
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2026	December 31, 2025
Retirement benefits	$41,507	$41,632
Deferred transition revenue	25,726	26,139
Derivative instruments	16,344	9,765
Unrecognized tax benefits	2,429	2,176
Others	1,607	1,689
Other non-current liabilities	$87,613	$81,401

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
15. Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the changes in Accumulated other comprehensive income/(loss) (“AOCI”) during the six months ended June 30, 2026 and 2025:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2025	$(156,548)	$(15,490)	$(8,689)	$(180,727)
Loss recognized during the period	(23,091)	(37,047)	(1,177)	(61,315)
Reclassification to net income(1)	—	12,729	743	13,472
Income tax effects(2)	—	4,873	15	4,888
Balance as of June 30, 2026	$(179,639)	$(34,935)	$(9,108)	$(223,682)

Balance as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Gain recognized during the period	7,933	15,424	—	23,357
Reclassification to net income(1)	—	1,044	(228)	816
Income tax effects(2)	(1,012)	(2,847)	(26)	(3,885)
Balance as of June 30, 2025	$(140,077)	$6,073	$(430)	$(134,434)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on currency translation adjustments, cash flow hedges and retirement benefits. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds(1)	$36,788	$—	$—	$36,788
Mutual funds(1)	98,499	—	—	98,499
Derivative financial instruments	—	4,483	—	4,483
Total	$135,287	$4,483	$—	$139,770
Liabilities
Derivative financial instruments	$—	$48,500	$—	$48,500
Contingent consideration(2)	—	—	8,000	8,000
Total	$—	$48,500	$8,000	$56,500

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
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

(2) Contingent consideration is presented under “Accrued expenses and other current liabilities” in the consolidated balance sheets.
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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opening balance	$5,000	$2,700	$5,000	$2,700
Fair value changes	3,000	—	3,000	—
Payments	—	—	—	—
Closing balance	$8,000	$2,700	$8,000	$2,700

During the three and six months ended June 30, 2026 and 2025, there were no transfers among Level 1, Level 2 and Level 3.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	June 30, 2026	December 31, 2025
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	992,400	1,134,800
Buy U.S. dollar (USD)	5,159	12,075

The Company estimates that approximately $28,304 of derivative loss, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of June 30, 2026, could be reclassified into earnings within the next twelve months. As of June 30, 2026, the maximum outstanding term of the cash flow hedges was approximately 36 months.

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

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	June 30, 2026	December 31, 2025
Sell USD	244,088	217,040
Sell GBP	27,880	35,962
Sell EUR	7,376	7,722
Sell AUD	4,619	4,917
Buy USD	3,176	1,837

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets:
Other current assets	$3,419	$4,444	$14	$196
Other assets	$1,050	$1,424	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$31,723	$15,383	$433	$60
Other non-current liabilities	$16,344	$9,765	$—	$—

The following table sets forth the effect of foreign currency forward contracts on AOCI and the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
Derivative financial instruments:	2026	2025	2026	2025
Unrealized gain/(loss) recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$8,888	$5,955	$(37,047)	$15,424

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$1,747	$(1,766)	$(8,714)	$(1,286)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended June 30,
	2026		2025
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$594,763	$319	$514,460	$(1,028)
Cost of revenues	$368,800	(7,043)	$320,272	1,360
General and administrative expenses	$74,436	(841)	$59,549	126
Selling and marketing expenses	$49,628	(115)	$39,446	7
Depreciation and amortization expense	$14,604	(127)	$14,055	89
Total before tax		(7,807)		554
Income tax effects on above		1,575		(165)
Net of tax		$(6,232)		$389

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$1,609	$1,747	$2,211	$(1,766)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Six months ended June 30,
	2026		2025
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$1,165,114	139	$1,015,479	$(1,028)
Cost of revenues	$717,070	(11,178)	$627,977	(53)
General and administrative expenses	$143,487	(1,368)	$118,966	(28)
Selling and marketing expenses	$96,829	(187)	$81,371	(9)
Depreciation and amortization expense	$28,607	(135)	$27,612	74
Total before tax		(12,729)		(1,044)
Income tax effects on above		2,667		217
Net of tax		$(10,062)		$(827)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$2,744	$(8,714)	$3,403	$(1,286)
18. Borrowings
The following table summarizes the Company’s debt position:

	As of
	June 30, 2026			December 31, 2025
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$290,000	$91,250	$381,250	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(95)	(95)	—	(114)	(114)
Current portion of long-term borrowings	290,000	91,155	381,155	—	4,886	4,886

Long-term borrowings	—	—	—	205,000	88,750	293,750
Unamortized debt issuance costs	—	—	—	—	(38)	(38)
Long-term borrowings	—	—	—	205,000	88,712	293,712
Borrowings	$290,000	$91,155	$381,155	$205,000	$93,598	$298,598

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $313 and $507 as of June 30, 2026 and December 31, 2025, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

Credit Agreement

The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. This agreement was amended and restated in April 2022, followed by the First Amendment to Amended and Restated Credit Agreement in August 2024 (the “2024 Credit Agreement”). Among other things, the 2024 Credit Agreement increased revolving credit commitments to $500,000 and provided a new term loan facility of $100,000 with an annual repayment amount of 5%. The increased revolving credit facility and the new term loan facility both mature on April 18, 2027. The Company is in the process of refinancing its 2024 Credit Agreement, which is expected to be completed in the third quarter of 2026. The Company believes that it has access to adequate resources, which include cash and cash equivalents, short-term investments, cash provided by operating activities and unused amounts in its revolving credit facility to meet its needs for at least the next twelve months.

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

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revolving credit facility	5.0%	5.8%	5.0%	5.8%
Term loan facility	5.1%	5.7%	5.1%	5.7%

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the 2024 Credit Agreement.

The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of June 30, 2026 was as follows:

	Revolving credit facility	Term loan facility
2026 (July 1 - December 31)	$—	$2,500
2027	290,000	88,750
Total	$290,000	$91,250
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of June 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $1,137 and $1,598, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2026	—	$—	$—
Three months ended June 30, 2025	—	$—	$—

Six months ended June 30, 2026	129,695	$4,847	$37.37
Six months ended June 30, 2025	190,716	$9,432	$49.46

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

On March 16, 2026, the Company entered into the 2026 ASR Agreement with Morgan Stanley to repurchase shares of its common stock for an aggregate purchase price of $125,000, as part of the Company’s 2026 Repurchase Program. Upon payment of the aggregate purchase price of $125,000, the Company received an initial delivery of 3,346,720 shares of its common stock at an initial price of $29.88 per share, representing 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and borrowing from its revolving credit facility. The 2026 ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s common stock. The forward stock purchase agreement was classified as an equity instrument under ASC Topic 815-40, Contracts in Entity's Own Equity, and deemed to have a fair value of zero at the effective date. The prepayment of $25,000 was initially recorded in additional paid-in capital, which reflected the pending settlement of the 2026 ASR Agreement. Under the terms of the 2026 ASR Agreement, the ultimate number of shares of common stock that the Company repurchased was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2026 ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the 2026 ASR Agreement.

On May 13, 2026, upon final settlement of the 2026 ASR Agreement, the Company received 799,960 additional shares of its common stock based on a daily volume-weighted average price of $30.14 per share during the term of the 2026 ASR Agreement. The additional shares received were recorded as treasury stock at a fair market value of $27.16 per share.

Under the Company’s repurchase program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2026	1,426,474	$43,451	$30.46
Three months ended June 30, 2025	906,150	$41,752	$46.08

Six months ended June 30, 2026	5,801,580	$179,254	$30.90
Six months ended June 30, 2025	1,081,213	$49,811	$46.07
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $357 and $(29), during the three months ended June 30, 2026 and 2025, respectively, and $1,143 and $(29), during the six months ended June 30, 2026 and 2025, respectively.
20. Employee Benefit Plans

The Company maintains a Gratuity Plan in India (the “India Plan”) and a retirement benefit plan in the Philippines (the “Philippines Plan”). The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company expects to earn a return of approximately 7.5% per annum on the India Plan for the year ending on December 31, 2026.

Change in Plan Assets
Plan assets as of December 31, 2025	$24,358
Actual return	1,030
Employer contribution	2,852
Benefits paid	(1,329)
Currency translation adjustments	(1,230)
Plan assets as of June 30, 2026	$25,681

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and retirement benefits reclassified from AOCI, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$1,987	$1,406	$4,010	$2,789
Interest cost	712	517	1,441	1,026
Expected return on plan assets	(404)	(351)	(817)	(696)
Reclassification of retirement benefits from AOCI:
Amortization of actuarial gain	(161)	(117)	(344)	(228)
Amortization of prior service cost	566	—	1,087	—
Net periodic benefit cost	$2,700	$1,455	$5,377	$2,891

Reclassification of retirement benefits from AOCI, gross of tax	$405	$(117)	$743	$(228)
Income tax effects	(150)	(13)	(281)	(26)
Reclassification of retirement benefits from AOCI, net of tax	$255	$(130)	$462	$(254)
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contribution to the 401(k) Plans	$1,504	$1,376	$4,522	$4,171
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$9,153	$8,692	$18,060	$16,477

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Finance lease:
Depreciation on underlying ROU assets	$174	$147	$337	$279
Interest on lease liabilities	54	77	134	146
	228	224	471	425
Operating lease(1)	7,225	6,528	14,265	12,707
Variable lease costs	1,274	1,214	2,359	2,287
Sublease income	—	(113)	—	(223)
Total lease cost	$8,727	$7,853	$17,095	$15,196

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2026	2025
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$12,042	$12,250
Operating cash outflows for finance leases	$134	$77
Financing cash outflows for finance leases	$277	$247
ROU assets obtained in exchange for new operating lease liabilities	$12,202	$12,332
ROU assets obtained in exchange for new finance lease liabilities	$383	$633
Weighted average remaining lease term (in years)
Finance lease	2.3 years	2.4 years
Operating lease	6.5 years	4.7 years
Weighted average discount rate
Finance lease	14.9%	15.1%
Operating lease	7.6%	8.0%

As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase in lease liabilities by $2,623 and $3,107, during the six months ended June 30, 2026 and 2025, respectively, with a corresponding adjustment to ROU assets.

As of June 30, 2026 and December 31, 2025, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

Maturities of lease liabilities as of June 30, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (July 1 - December 31)	$13,112	$946
2027	26,421	812
2028	23,919	580
2029	15,801	309
2030	11,440	82
2031 and thereafter	44,411	—
Total lease payments	135,104	2,729
Less: Imputed interest	28,240	582
Present value of lease liabilities	$106,864	$2,147
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate for the three months ended June 30, 2026 was 23.1%, an increase from 21.9% for the three months ended June 30, 2025. The Company recorded income tax expense of $19,426 and $18,546 for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax expense for the three months ended June 30, 2026 was primarily a result of an increase in non-deductible expenses and lower excess tax benefits related to stock-based compensation, as compared to the three months ended June 30, 2025.

The effective tax rate for the six months ended June 30, 2026 was 24.9%, an increase from 19.5% for the six months ended June 30, 2025. The Company recorded income tax expense of $43,744 and $32,042 for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense for the six months ended June 30, 2026 was primarily a result of higher profit and lower excess tax benefits related to stock-based compensation, partially offset by a decrease in non-deductible compensation expenses, as compared to the six months ended June 30, 2025.

Deferred income taxes recognized in OCI were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(2,396)	$(750)	$7,540	$(2,630)
Reclassification adjustment for cash flow hedges	(1,575)	165	(2,667)	(217)
Retirement benefits	—	—	296	—
Reclassification adjustment for retirement benefits	(150)	(13)	(281)	(26)
Currency translation adjustments	—	(339)	—	(1,012)
Total	$(4,121)	$(937)	$4,888	$(3,885)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

23. Stock-Based Compensation

Stock-based compensation expense by function, as below, are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenues	$3,577	$3,421	$6,593	$6,908
General and administrative expenses	10,708	6,617	20,031	13,803
Selling and marketing expenses	10,346	6,354	20,108	14,868
Total	$24,631	$16,392	$46,732	$35,579
Income tax benefit related to share-based compensation(1)	$6,097	$4,211	$7,413	$13,316

(1) Includes $(17) and $203 during the three months ended June 30, 2026 and 2025, respectively, and $1,263 and $14,728 during the six months ended June 30, 2026 and 2025, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.
As of June 30, 2026 and December 31, 2025, the Company had 3,301,245 and 5,919,466 shares, respectively, available for future grants under the 2025 Omnibus Incentive Plan (the “2025 Plan”).

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2025	1,734,720	$30.14	$21,344	7.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2026	1,734,720	$30.14	$—	7.0
Vested and exercisable as of June 30, 2026	1,264,700	$30.14	$—	7.0
Weighted average grant date fair value of per unit of stock option granted during the period	$—

As of June 30, 2026, unrecognized compensation cost of $5,141 is expected to be expensed over a weighted average period of 1.0 years.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
As of June 30, 2026 and December 31, 2025, restricted stock units vested for which the underlying common stock is yet to be issued are nil and 31,662, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)

Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025(1)	2,789,601	$37.65
Granted	1,653,889	30.83
Vested	(1,047,510)	34.64
Forfeited	(116,947)	36.36
Outstanding as of June 30, 2026(1)	3,279,033	$35.22

(1) As of June 30, 2026 and December 31, 2025 restricted stock units vested for which the underlying common stock is yet to be issued are 328,139 and 348,636, respectively.
As of June 30, 2026, unrecognized compensation cost of $94,835 is expected to be expensed over a weighted average period of 2.8 years.
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

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025	696,439	$39.20	841,966	$56.31
Granted	409,256	30.90	613,778	36.42
Vested	—	—	—	—
Forfeited	(15,147)	37.03	(22,710)	53.63
Outstanding as of June 30, 2026	1,090,548	$36.12	1,433,034	$47.83
As of June 30, 2026, unrecognized compensation cost of $64,944 is expected to be expensed over a weighted average period of 1.9 years.
Employee Stock Purchase Plan

On June 21, 2022, at the annual meeting of stockholders of the Company, the Company’s stockholders approved the ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”).

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
The 2022 ESPP allows eligible employees to purchase the Company’s shares of common stock through payroll deductions at a pre-specified discount to the lower of the closing price of the Company’s common shares on the date of offering or the last business day of each purchase interval. The dollar amount of shares of common stock that can be purchased under the 2022 ESPP must not exceed 15% of the participating employee’s compensation during the offering period, subject to a cap of $25 per employee per calendar year. The Company has reserved 4,000,000 shares of common stock for issuance under the 2022 ESPP.

The eighth offering period under the 2022 ESPP commenced on January 1, 2026 with a term of six months.

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2025	3,510,269
Issuance of common stock made during the seventh offering period	60,139	$2,297
Shares available for issuance as of June 30, 2026	3,450,130
Issuance of common stock related to the eighth offering period made subsequent to June 30, 2026	146,650	$3,413

24. Related Party Disclosures

The Company provides data and AI-led solutions and services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $97 and $42, during the three months ended June 30, 2026 and 2025 respectively, and $181 and $84, during the six months ended June 30, 2026 and 2025 respectively. The Company had outstanding accounts receivable, net of $41 and $28, related to this service contract as of June 30, 2026 and December 31, 2025, respectively.

25. Commitments and Contingencies

Capital Commitments

As of June 30, 2026 and December 31, 2025, the Company had committed to spend approximately $11,900 and $8,700, respectively, net of capital advances, under agreements to purchase property and equipment.

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of June 30, 2026, the Company has invested $3,000 in the Partnership and is committed to make further investments up to an amount of $1,000.

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

Contingencies

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2026
(In thousands, except per share amount and share count)
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

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of June 30, 2026 and December 31, 2025 is $44,376 and $42,205, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,436 and $7,684, as of June 30, 2026 and December 31, 2025, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

Pursuant to reviewing the Company’s annual VAT and service tax filings, the Indian tax authorities raised aggregate demands for tax years 2015 and 2017, in the amounts of $4,923 and $5,186, as of June 30, 2026 and December 31, 2025, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $4,832 and $5,090, as of June 30, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian Goods and Services Tax (“GST”) authorities rejected the Company’s refund claims in the amounts of $5,216 and $5,494 as of June 30, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowances were recorded against these GST receivables as of June 30, 2026 and December 31, 2025, respectively.

Some of the Company’s subsidiaries in India have undergone assessments with the statutory authority with respect to defined contribution plan. Except for some components of the assessments for which the Company has recognized a provision in the unaudited consolidated financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that these matters are without merit. The Company is defending against the assessment orders and in two cases, has instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded. As of the reporting date, the Company’s management does not believe that the ultimate assessments in any of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments on these matters.

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
•our ability to successfully consummate or integrate announced or future strategic acquisitions, including the impact from the impairment of goodwill and other intangible assets, if any;
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
Recent Developments
On June 22, 2026, we, through our wholly owned subsidiary Clairvoyant AI, Inc. entered into a securities purchase agreement (the “Purchase Agreement”) to acquire 100% of the equity securities of I Merit Inc., a Delaware Corporation (“iMerit”), in exchange for upfront cash consideration of $170 million, subject to certain post-closing adjustments, and up to an additional $140 million in cash incentives and earnouts over two years contingent on meeting specified milestones, as set forth in the Purchase Agreement. iMerit is a recognized leader in AI model training, evaluation and reinforcement learning. It is focused on helping its clients train large language and multimodal models to improve accuracy, precision, and effectiveness. The acquisition strengthens our ability to help enterprises achieve measurable outcomes from AI, builds partnerships with leading foundation model builders and expands its reach into high-growth AI tech sectors. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including expiration or termination of the waiting period for applicable antitrust regulations.

Revenues

For the three months ended June 30, 2026, we generated revenues of $594.8 million compared to revenues of $514.5 million for the three months ended June 30, 2025, an increase of $80.3 million, or 15.6%. For the six months ended June 30, 2026, we generated revenues of $1,165.1 million compared to revenues of $1,015.5 million for the six months ended June 30, 2025, an increase of $149.6 million, or 14.7%.

We serve clients mainly in North America, and the United Kingdom & Europe, with these two regions generating 82.3% and 15.0%, respectively, of our total revenues for the three months ended June 30, 2026, and 82.2% and 15.1%, respectively, of our total revenues for the three months ended June 30, 2025. For the six months ended June 30, 2026, these two regions generated 82.6% and 14.8%, respectively, of our total revenues and 82.5% and 14.8%, respectively, of our total revenues for the six months ended June 30, 2025.

For the three months ended June 30, 2026 and 2025, our total revenues from our top ten clients accounted for 34.1% and 33.5% of our total revenues, respectively. For the six months ended June 30, 2026 and 2025, our total revenues from our top ten clients accounted for 34.3% and 33.6% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

					(dollars in millions)
	Three months ended June 30, 2026	Percentage of Revenues, net	Three months ended June 30, 2025	Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$594.8	100.0%	$514.5	100.0%	$80.3	15.6%
Cost of revenues (1)	368.8	62.0%	320.3	62.3%	48.5	15.2%
Gross profit (1)	226.0	38.0%	194.2	37.7%	31.8	16.4%
Operating expenses:
General and administrative expenses	74.4	12.5%	59.5	11.6%	14.9	25.0%
Selling and marketing expenses	49.6	8.3%	39.4	7.7%	10.2	25.8%
Depreciation and amortization expense	14.6	2.5%	14.1	2.7%	0.5	3.9%
Total operating expenses	138.6	23.3%	113.0	22.0%	25.6	22.7%
Income from operations	87.4	14.7%	81.2	15.8%	6.2	7.6%
Foreign exchange gain, net	1.6	0.3%	2.2	0.4%	(0.6)	(27.2)%
Interest expense	(5.1)	(0.9)%	(4.3)	(0.8)%	(0.8)	18.4%
Other income, net	0.1	—%	5.7	1.1%	(5.6)	(97.7)%
Income before income tax expense and earnings from equity affiliates	84.0	14.1%	84.8	16.5%	(0.8)	(0.9)%
Income tax expense	19.4	3.3%	18.6	3.6%	0.8	4.7%
Income before earnings from equity affiliates	64.6	10.9%	66.2	12.9%	(1.6)	(2.5)%
Loss from equity-method investment	—	—%	(0.1)	—%	0.1	—%
Net income	$64.6	10.8%	$66.1	12.8%	$(1.5)	(2.3)%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Revenues, net: The following table summarizes our revenues by reportable segments:

	Three months ended June 30,		Dollar change	Percentage change	Percentage of Total Revenues for the three months ended June 30,
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$197.8	$172.2	$25.6	14.9%	33.2%	33.5%
Healthcare and Life Sciences	158.0	129.5	28.5	22.0%	26.6%	25.2%
Banking, Capital Markets and Diversified Industries	133.9	121.1	12.8	10.5%	22.5%	23.5%
International Growth Markets	105.1	91.7	13.4	14.7%	17.7%	17.8%
Revenues, net	$594.8	$514.5	$80.3	15.6%	100.0%	100.0%
Revenues for the three months ended June 30, 2026 were up by $80.3 million, or 15.6%, compared to the three months ended June 30, 2025, driven by the expansion of business from our existing clients across all reportable segments by 13.3% and revenue from new clients wins by 2.6%, partially offset by a foreign exchange loss, net of hedging by 0.3% during the three months ended June 30, 2026.

Revenue growth in Insurance by 14.9% was driven by the expansion of business from our existing clients by 13.7% and new clients by 1.2% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Revenue growth in Healthcare and Life Sciences by 22.0% was driven by the expansion of business from our existing clients by 21.0% and new clients by 1.0% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Revenue growth in Banking, Capital Markets and Diversified Industries by 10.5% was driven by the expansion of business from our existing clients by 5.2% and new clients by 5.3% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Revenue growth in International Growth Markets of 14.7% was driven by the expansion of business from our existing clients by 12.1%, new clients by 4.2%, partially offset by a foreign exchange loss, net of hedging by 1.6% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Dollar change	Percentage change	Three months ended June 30,		Percentage change
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$129.4	$112.3	$17.1	15.2%	34.6%	34.8%	(0.2)%
Healthcare and Life Sciences	83.9	73.1	10.8	14.8%	46.9%	43.5%	3.4%
Banking, Capital Markets and Diversified Industries	87.3	75.4	11.9	15.8%	34.8%	37.8%	(3.0)%
International Growth Markets	68.2	59.5	8.7	14.7%	35.1%	35.1%	—%
Total	$368.8	$320.3	$48.5	15.2%	38.0%	37.7%	0.3%

Cost of revenues for the three months ended June 30, 2026 increased by $48.5 million, or 15.2% compared to the three months ended June 30, 2025. The increase in cost of revenues was due to increases in employee-related costs of $44.9 million on account of higher headcount and wage inflation, and higher technology costs of $8.4 million, facilities and other operating costs of $4.4 million, partially offset by a foreign exchange gain, net of hedging of $9.2 million. Our gross margin for the three months ended June 30, 2026 was 38.0%, compared to 37.7% for the three months ended June 30, 2025, an increase of 30 basis points (“bps”), primarily driven by higher revenues and operational efficiencies, partially offset by lower volumes from certain existing clients.

The increase in cost of revenues in Insurance by $17.1 million for the three months ended June 30, 2026 was due to increases in employee-related costs of $15.6 million on account of higher headcount and wage inflation, higher technology costs of $2.5 million, and other operating costs of $1.3 million, partially offset by foreign exchange gain, net of hedging of $2.3 million. Gross margin in Insurance decreased by 20 bps, primarily due to lower volumes from certain existing clients during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The increase in cost of revenues in Healthcare and Life Sciences by $10.8 million for the three months ended June 30, 2026 was due to increases in employee-related costs of $9.3 million on account of higher headcount and wage inflation, higher technology costs of $1.9 million, and higher facilities and other operating costs of $1.7 million, partially offset by foreign exchange gain, net of hedging of $2.1 million. Gross margin in Healthcare and Life Sciences increased by 340 bps, primarily due to higher volumes from certain existing clients during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $11.9 million for the three months ended June 30, 2026 was due to increases in employee-related costs of $11.4 million on account of higher headcount and wage inflation, higher technology costs of $1.8 million, and higher facilities and other operating costs of $1.0 million, partially offset by foreign exchange gain, net of hedging of $2.3 million. Gross margin in Banking, Capital Markets and Diversified Industries decreased by 300 bps, primarily due to lower volumes from certain existing clients during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The increase in cost of revenues in International Growth Markets by $8.7 million for the three months ended June 30, 2026 was due to increases in employee-related costs of $8.6 million on account of higher headcount and wage inflation, and higher technology costs of $2.2 million and other operating costs $0.4 million, partially offset by a foreign exchange gain, net of hedging of $2.5 million. Gross margin in International Growth Markets remained flat during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased from 19.2% during the three months ended June 30, 2025 to 20.9% during the three months ended June 30, 2026.

The increase in SG&A expenses by $25.1 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to increases in employee-related costs of $19.7 million on account of higher headcount and wage inflation, iMerit acquisition related expenses of $1.9 million, increased investments in digital and generative AI capabilities of $1.8 million, and higher sales and marketing and other operating costs of $1.7 million.
Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.2% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The increase in depreciation and amortization expense by 3.9% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. The increase in income from operations by 7.6% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $1.6 million for the three months ended June 30, 2026, compared to a foreign exchange gain, net of $2.2 million for the three months ended June 30, 2025. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Interest expense. The increase in interest expense by $0.8 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to a higher average borrowings.
Other Income, net.

	Three months ended June 30,		Change	Percentage change
	2026	2025
	(dollars in millions)
Interest and dividend income	$2.4	$2.7	$(0.3)	(9.1)%
Gain on sale and fair value mark-to-market on investments	1.6	2.3	(0.7)	(31.4)%
Fair value changes of contingent consideration	(3.0)	—	(3.0)	(100.0)%
Others, net	(0.9)	0.7	(1.6)	(217.4)%
Other income, net	$0.1	$5.7	$(5.6)	(97.7)%

Other income, net decreased by $5.6 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to changes in the fair value consideration related to our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”), lower yield on our investments and higher other expenses, net.

Income Tax Expense. The effective tax rate for the three months ended June 30, 2026 was 23.1%, an increase from 21.9% for the three months ended June 30, 2025. We recorded income tax expense of $19.4 million and $18.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax expense was primarily as a result of an increase in non-deductible expenses and lower excess tax benefits related to stock-based compensation, as compared to the three months ended June 30, 2025.

Net Income. The decrease in net income by 2.3% during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was attributable to the aforementioned factors.

Results of Operations
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

					(dollars in millions)
	Six months ended June 30, 2026	Percentage of Revenues, net	Six months ended June 30, 2025	Percentage of Revenues, net	Dollar Change	Percentage Change
	(A)		(B)		(C=A-B)
Revenues, net	$1,165.1	100.0%	$1,015.5	100.0%	$149.6	14.7%
Cost of revenues (1)	717.1	61.5%	628.0	61.8%	89.1	14.2%
Gross profit (1)	448.0	38.5%	387.5	38.2%	60.5	15.6%
Operating expenses:
General and administrative expenses	143.5	12.3%	119.0	11.7%	24.5	20.6%
Selling and marketing expenses	96.8	8.3%	81.4	8.0%	15.4	19.0%
Depreciation and amortization expense	28.6	2.5%	27.6	2.7%	1.0	3.6%
Total operating expenses	268.9	23.1%	228.0	22.4%	40.9	18.0%
Income from operations	179.1	15.4%	159.5	15.7%	19.6	12.3%
Foreign exchange gain, net	2.7	0.2%	3.4	0.3%	(0.7)	(19.4)%
Interest expense	(9.0)	(0.8)%	(8.4)	(0.8)%	(0.6)	7.0%
Other income, net	2.5	0.2%	10.4	1.0%	(7.9)	(75.7)%
Income before income tax expense and earnings from equity affiliates	175.3	15.1%	164.9	16.2%	10.4	6.3%
Income tax expense	43.7	3.8%	32.0	3.2%	11.7	36.5%
Income before earnings from equity affiliates	131.6	11.3%	132.9	13.1%	(1.3)	(0.9)%
Loss from equity-method investment	—	—%	(0.3)	—%	0.3	(87.6)%
Net income	$131.6	11.3%	$132.6	13.1%	$(1.0)	(0.8)%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues, net: The following table summarizes our revenues by reportable segments:

	Six months ended June 30,		Dollar change	Percentage change	Percentage of Total Revenues for the six months ended June 30,
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$391.7	$344.2	$47.5	13.8%	33.6%	33.9%
Healthcare and Life Sciences	309.9	255.1	54.8	21.5%	26.6%	25.1%
Banking, Capital Markets and Diversified Industries	261.2	238.8	22.4	9.4%	22.4%	23.5%
International Growth Markets	202.3	177.4	24.9	14.0%	17.4%	17.5%
Revenues, net	$1,165.1	$1,015.5	$149.6	14.7%	100.0%	100.0%

Revenues for the six months ended June 30, 2026 were up by $149.6 million, or 14.7%, compared to the six months ended June 30, 2025, driven by the expansion of business from our existing clients across all reportable segments by 12.4% and revenue from new clients wins by 2.3% during the six months ended June 30, 2026.

Revenue growth in Insurance by 13.8% was driven by the expansion of business from our existing clients by 12.6% and new clients by 1.2% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Revenue growth in Healthcare and Life Sciences by 21.5% was driven by the expansion of business from our existing clients by 20.8% and new clients by 0.7% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Revenue growth in Banking, Capital Markets and Diversified Industries by 9.4% was driven by the expansion of business from our existing clients by 4.7% and new clients by 4.7% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Revenue growth in International Growth Markets of 14.0% was driven by the expansion of business from our existing clients by 10.1%, new clients by 3.6% and a foreign exchange gain, net of hedging by 0.3% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Six months ended June 30,		Dollar change	Percentage change	Six months ended June 30,		Percentage change
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$250.2	$221.5	$28.7	13.0%	36.1%	35.7%	0.4%
Healthcare and Life Sciences	167.0	143.6	23.4	16.3%	46.1%	43.7%	2.4%
Banking, Capital Markets and Diversified Industries	167.7	149.1	18.6	12.4%	35.8%	37.6%	(1.8)%
International Growth Markets	132.2	113.8	18.4	16.2%	34.6%	35.9%	(1.3)%
Total	$717.1	$628.0	$89.1	14.2%	38.5%	38.2%	0.3%

Cost of revenues for the six months ended June 30, 2026 increased by $89.1 million, or 14.2%, compared to the six months ended June 30, 2025. The increase in cost of revenues was due to increases in employee-related costs of $80.4 million on account of higher headcount and wage inflation, and higher technology costs of $14.5 million, and higher facilities and other operating costs of $7.2 million, partially offset by a foreign exchange gain, net of hedging of $13.0 million. Our gross margin for the six months ended June 30, 2026 was 38.5%, compared to 38.2% for the six months ended June 30, 2025, an increase of 30 bps, primarily driven by higher revenues and operational efficiencies, partially offset by lower volumes from certain existing clients.

The increase in cost of revenues in Insurance by $28.7 million for the six months ended June 30, 2026 was due to increases in employee-related costs of $26.8 million on account of higher headcount and wage inflation, higher technology costs of $4.3 million, and higher other operating costs of $1.0 million, partially offset by foreign exchange gain, net of hedging of $3.4 million. Gross margin in Insurance increased by 40 bps, primarily due to higher revenues and operational efficiencies during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The increase in cost of revenues in Healthcare and Life Sciences by $23.4 million for the six months ended June 30, 2026 was due to increases in employee-related costs of $18.6 million on account of higher headcount and wage inflation, higher technology costs of $3.5 million, and higher facilities and other operating costs of $4.5 million, partially offset by foreign exchange gain, net of hedging of $3.2 million. Gross margin in Healthcare and Life Sciences increased by 240 bps, primarily due to higher volumes from certain existing clients during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $18.6 million for the six months ended June 30, 2026 was due to increases in employee-related costs of $18.3 million on account of higher headcount and wage inflation, higher technology costs of $2.8 million, and higher facilities and other operating costs of $0.8 million, partially offset by a foreign exchange gain, net of hedging of $3.3 million. Gross margin in Banking, Capital Markets and Diversified Industries decreased by 180 bps, primarily due to lower volumes from certain existing clients during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The increase in cost of revenues in International Growth Markets by $18.4 million for the six months ended June 30, 2026 was due to increases in employee-related costs of $16.7 million on account of higher headcount and wage inflation, higher technology costs of $3.9 million, and higher facilities and other operating costs of $0.9 million, partially offset by a foreign exchange gain, net of hedging of $3.1 million. Gross margin in International Growth Markets decreased by 130 bps, primarily due to lower volumes from certain existing clients during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased from 19.7% during the six months ended June 30, 2025 to 20.6% during the six months ended June 30, 2026.

The increase in SG&A expenses by $39.9 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to increases in employee-related costs of $31.7 million on account of higher headcount and wage inflation, increased investments in digital and generative AI capabilities of $3.7 million, higher sales and marketing costs of $2.0 million, iMerit acquisition related expenses of $1.9 million, and other operating costs of $0.6 million.

Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.2% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The increase in depreciation and amortization expense by 3.6% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to investments in infrastructure, technology assets and digital capabilities.

Income from Operations. The increase in income from operations by 12.3% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to higher revenues and gross margins, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $2.7 million for the six months ended June 30, 2026, compared to a foreign exchange gain, net of $3.4 million for the six months ended June 30, 2025. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Interest expense. The increase in interest expense by $0.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to higher average borrowings.

Other Income, net.

	Six months ended June 30,		Change	Percentage change
	2026	2025
	(dollars in millions)
Interest and dividend income	$4.0	$5.3	$(1.3)	(24.8)%
Gain on sale and fair value mark-to-market on investments	3.0	4.2	(1.2)	(27.7)%
Fair value changes of contingent consideration	(3.0)	—	(3.0)	(100.0)%
Others, net	(1.5)	0.9	(2.4)	(275.5)%
Other income, net	$2.5	$10.4	$(7.9)	(75.7)%

Other income, net decreased by $7.9 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to changes in the fair value consideration related to our August 2024 acquisition of ITI Data, lower yield on our investments and higher other expenses, net.

Income Tax Expense. The effective tax rate for the six months ended June 30, 2026 was 24.9%, an increase from 19.5% for the six months ended June 30, 2025. We recorded income tax expense of $43.7 million and $32.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense was primarily as a result of higher profit and lower excess tax benefits related to stock-based compensation, partially offset by a decrease in non-deductible compensation expenses, as compared to the six months ended June 30, 2025.

Net Income. The decrease in net income by 0.8% during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was attributable to the aforementioned factors.

Liquidity and Capital Resources

	Six months ended June 30,		Dollar Change	Percentage Change
	2026	2025
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$166.0	$171.4	$(5.4)	(3.2)%
Net cash provided by operating activities	89.6	112.6	(23.0)	(20.4)%
Net cash used for investing activities	(6.2)	(36.3)	30.1	(83.0)%
Net cash used for financing activities	(100.8)	(84.6)	(16.2)	19.2%
Effect of exchange rate changes	(1.8)	7.4	(9.2)	(125.3)%
Closing cash, cash equivalents and restricted cash	$146.8	$170.5	$(23.7)	(13.9)%

As of June 30, 2026 and December 31, 2025, we had $283.8 million and $328.4 million, respectively, in cash, cash equivalents and short-term investments, of which $249.3 million and $285.8 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies. As and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the six months ended June 30, 2026, some of our foreign subsidiaries repatriated $13.0 million to the United States.

Operating Activities: Net cash provided by operating activities was $89.6 million during the six months ended June 30, 2026, compared to $112.6 million during the six months ended June 30, 2025, reflecting higher working capital needs, partially offset by higher cash earnings. The major drivers contributing to the decrease of $23.0 million year-over-year included the following:

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $50.1 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Our days sales outstanding were 69 days as of June 30, 2026, compared to 64 days as of June 30, 2025.

•Increase in cash earnings, including adjustments for non-cash and other items contributed higher cash flow of $16.0 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These adjustments include unrealized foreign currency exchange (gain)/loss, net, fair value mark-to-market on investments, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.

•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payout of $11.1 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Investing Activities: Net cash used for investing activities were $6.2 million during the six months ended June 30, 2026, compared to net cash used of $36.3 million for the six months ended June 30, 2025. The decrease of $30.1 million was primarily due to higher proceeds from redemption of investments of $30.2 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Financing Activities: Net cash used for financing activities were $100.8 million during the six months ended June 30, 2026, compared to net cash used of $84.6 million during the six months ended June 30, 2025. The increase of $16.2 million was primarily due to higher purchases of treasury stock of $126.9 million under our share repurchase programs, partially offset by higher net proceeds from borrowings of $111.0 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $27.4 million of capital expenditure during the six months ended June 30, 2026. We expect to incur total capital expenditures of between $58.0 million to $62.0 million in fiscal 2026, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development, and other digital technologies.

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

We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives like acquisition of complementary businesses, capital expenditures and continued stock repurchases, including accelerated stock repurchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above-mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2026 and December 31, 2025, we had outstanding letters of credit of $1.1 million and $1.6 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements
The following table summarizes our debt position:

	As of
	June 30, 2026			December 31, 2025
	(dollars in millions)
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$290.0	$91.3	$381.3	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Current portion of long-term borrowings	290.0	91.2	381.2	—	4.9	4.9

Long-term borrowings	—	—	—	205.0	88.8	293.8
Unamortized debt issuance costs	—	—	—	—	—	—
Long-term borrowings	—	—	—	205.0	88.8	293.8
Borrowings	$290.0	$91.2	$381.2	$205.0	$93.7	$298.7
Our 2024 Credit Agreement will mature on April 18, 2027, and all outstanding amounts will be due and payable. We are in the process of refinancing our 2024 Credit Agreement, which is expected to be completed in the third quarter of 2026. We believe that we have access to adequate resources, which include cash and cash equivalents, short-term investments, cash provided by operating activities and unused amounts in our revolving credit facility to meet our needs for at least the next twelve months.
As of June 30, 2026 and December 31, 2025, we were in compliance with the financial covenants under our credit agreement with certain lenders and Citibank N.A. as administrative agent. See Note 18 – Borrowings to our unaudited consolidated financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of June 30, 2026, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, we completed the implementation of an upgraded enterprise resource planning (“ERP”) system. In connection with the implementation, we modified certain business processes and related internal controls over financial reporting, as appropriate. We do not believe these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2026, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
April 1, 2026 through April 30, 2026	—	$—	277,745	$30.77	277,745	$360,000,038
May 1, 2026 through May 31, 2026	—	$—	922,413	$30.94	922,413	$356,460,324
June 1, 2026 through June 30, 2026	—	$—	226,316	$28.12	226,316	$350,095,275
Total	—	$—	1,426,474	$30.46	1,426,474

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

On May 13, 2026, upon final settlement of the 2026 ASR Agreement, we received 799,960 additional shares of our common stock based on a daily volume-weighted average price of $30.14 per share during the term of the 2026 ASR Agreement. See Note 19 – Capital Structure to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for further details.

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 28, 2026	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)