Form 10-Q
period 2026-09-30
ExlService Holdings, Inc.
filed 2026-10-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

As of October 23, 2026, there were 150,788,731 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

		As of
	Notes	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	7	$154,066	$146,326
Short-term investments	8	178,612	182,041
Restricted cash	7	13,916	12,392
Accounts receivable, net	4	457,287	343,105
Other current assets	11	155,262	146,093
Total current assets		959,143	829,957
Property and equipment, net	9	122,884	111,821
Operating lease right-of-use assets	21	94,517	97,411
Restricted cash	7	7,092	7,251
Deferred tax assets, net	22	129,734	129,968
Goodwill	10	581,595	419,654
Other intangible assets, net	10	99,523	36,204
Long-term investments	8	6,450	8,198
Other assets	12	72,471	61,771
Total assets		$2,073,409	$1,702,235
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$6,505	$4,753
Current portion of long-term borrowings	18	9,703	4,886
Deferred revenue		20,257	15,356
Accrued employee costs		155,231	146,775
Accrued expenses and other current liabilities	13	232,400	135,498
Current portion of operating lease liabilities	21	20,093	16,857
Total current liabilities		444,189	324,125
Long-term borrowings, less current portion	18	501,346	293,712
Operating lease liabilities, less current portion	21	84,205	88,167
Deferred tax liabilities, net	22	2,591	2,125
Other non-current liabilities	14	112,990	81,401
Total liabilities		1,145,321	789,530
Commitments and contingencies	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued		—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 210,148,341 shares issued and 151,027,513 shares outstanding as of September 30, 2026 and 208,855,566 shares issued and 156,430,028 shares outstanding as of December 31, 2025	19	210	209
Additional paid-in capital		750,312	677,562
Retained earnings		1,733,342	1,532,979
Accumulated other comprehensive loss	15	(230,031)	(180,727)
Total including shares held in treasury		2,253,833	2,030,023
Less: 59,120,828 shares as of September 30, 2026 and 52,425,538 shares as of December 31, 2025, held in treasury, at cost	19	(1,325,745)	(1,117,318)
Total stockholders’ equity		928,088	912,705
Total liabilities and stockholders’ equity		$2,073,409	$1,702,235
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2026	2025	2026	2025
Revenues, net	3, 4	$633,959	$529,585	$1,799,073	$1,545,064
Cost of revenues(1)		392,824	325,649	1,109,894	953,626
Gross profit(1)		241,135	203,936	689,179	591,438
Operating expenses:
General and administrative expenses		79,872	66,251	223,359	185,217
Selling and marketing expenses		53,542	46,383	150,371	127,754
Depreciation and amortization expense	9, 10	18,865	15,128	47,472	42,740
Total operating expenses		152,279	127,762	421,202	355,711
Income from operations		88,856	76,174	267,977	235,727
Foreign exchange gain/(loss), net		1,502	(1,013)	4,246	2,390
Interest expense	18	(6,336)	(4,923)	(15,355)	(13,349)
Other income, net	6	2,639	4,459	5,160	14,833
Income before income tax expense and earnings from equity affiliates		86,661	74,697	262,028	239,601
Income tax expense	22	17,939	16,456	61,683	48,498
Income before earnings from equity affiliates		68,722	58,241	200,345	191,103
Gain/ (loss) from equity-method investment		49	(80)	18	(330)
Net income		$68,771	$58,161	$200,363	$190,773
Earnings per share:	5
Basic		$0.45	$0.36	$1.30	$1.18
Diluted		$0.45	$0.36	$1.30	$1.17
Weighted average number of shares used in computing earnings per share:	5
Basic		151,784,913	160,495,712	153,447,201	161,963,152
Diluted		152,570,075	161,714,486	154,086,471	163,481,053

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2026	2025	2026	2025
Net income		$68,771	$58,161	$200,363	$190,773
Other comprehensive income/(loss):
Unrealized loss on cash flow hedges	17	(8,712)	(25,816)	(45,759)	(10,392)
Retirement benefits	20	—	—	(1,177)	—
Currency translation adjustments		(6,699)	(17,986)	(29,790)	(10,053)
Reclassification adjustments:
Loss on cash flow hedges(1)	17	9,114	1,636	21,843	2,680
Retirement benefits(2)	20	402	(113)	1,145	(341)
Income tax effects relating to above(3)	22	(454)	7,736	4,434	3,851
Total other comprehensive loss		(6,349)	(34,543)	(49,304)	(14,255)
Total comprehensive income		$62,422	$23,618	$151,059	$176,518

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended September 30, 2026 and 2025
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2026		210,101,885	$210	$724,432	$1,664,571	$(223,682)	(58,356,813)	$(1,299,289)	$866,242
Stock issued against stock-based compensation plans	23	46,456	—	338	—	—	—	—	338
Stock-based compensation	23	—	—	25,542	—	—	—	—	25,542
Acquisition of treasury stock	19	—	—	—	—	—	(764,015)	(26,211)	(26,211)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(245)	(245)
Other comprehensive loss	15	—	—	—	—	(6,349)	—	—	(6,349)
Net income		—	—	—	68,771	—	—	—	68,771
Balance as of September 30, 2026		210,148,341	$210	$750,312	$1,733,342	$(230,031)	(59,120,828)	$(1,325,745)	$928,088

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of June 30, 2025		207,810,635	$207	$625,984	$1,414,572	$(134,434)	(45,981,304)	$(845,379)	$1,060,950
Stock issued against stock-based compensation plans	23	127,376	—	3,843	—	—	—	—	3,843
Stock-based compensation	23	—	—	23,139	—	—	—	—	23,139
Acquisition of treasury stock	19	—	—	—	—	—	(771,520)	(33,467)	(33,467)
Accelerated share repurchase	5, 19	—	—	(25,000)	—	—	(2,302,556)	(100,000)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(694)	(694)
Other comprehensive loss	15	—	—	—	—	(34,543)	—	—	(34,543)
Net income		—	—	—	58,161	—	—	—	58,161
Balance as of September 30, 2025		207,938,011	$207	$627,966	$1,472,733	$(168,977)	(49,055,380)	$(979,540)	$952,389

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2026 and 2025
(In thousands, except share count)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2025		208,855,566	$209	$677,562	$1,532,979	$(180,727)	(52,425,538)	$(1,117,318)	$912,705
Stock issued against stock-based compensation plans	23	1,292,775	1	3,749	—	—	—	—	3,750
Stock-based compensation	23	—	—	72,274	—	—	—	—	72,274
Acquisition of treasury stock	19	—	—	—	—	—	(2,548,610)	(85,312)	(85,312)
Accelerated share repurchases	5, 19	—	—	(3,273)	—	—	(4,146,680)	(121,727)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(1,388)	(1,388)
Other comprehensive loss	15	—	—	—	—	(49,304)	—	—	(49,304)
Net income		—	—	—	200,363	—	—	—	200,363
Balance as of September 30, 2026		210,148,341	$210	$750,312	$1,733,342	$(230,031)	(59,120,828)	$(1,325,745)	$928,088

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Notes	Shares	Amount				Shares	Amount
Balance as of December 31, 2024		206,510,587	$206	$588,583	$1,281,960	$(154,722)	(44,709,375)	$(786,165)	$929,862
Stock issued against stock-based compensation plans	23	1,427,424	1	5,665	—	—	—	—	5,666
Stock-based compensation	23	—	—	58,718	—	—	—	—	58,718
Acquisition of treasury stock	19	—	—	—	—	—	(2,043,449)	(92,710)	(92,710)
Accelerated share repurchases	5, 19	—	—	(25,000)	—	—	(2,302,556)	(100,000)	(125,000)
Excise tax on repurchase of common stock, net of stock issuances	19	—	—	—	—	—	—	(665)	(665)
Other comprehensive loss	15	—	—	—	—	(14,255)	—	—	(14,255)
Net income		—	—	—	190,773	—	—	—	190,773
Balance as of September 30, 2025		207,938,011	$207	$627,966	$1,472,733	$(168,977)	(49,055,380)	$(979,540)	$952,389

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$200,363	$190,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,133	42,877
Stock-based compensation expense	72,274	58,718
Reduction in the carrying amount of operating lease right-of-use assets	21,437	18,393
Fair value mark-to-market on investments	(4,643)	(3,191)
Unrealized foreign currency exchange gain, net	(15,361)	(10,978)
Deferred income tax benefit	(6,776)	(6,520)
Others, net	4,996	1,975
Change in operating assets and liabilities:
Accounts receivable	(106,786)	(45,395)
Other current and non-current assets	(18,013)	(5,352)
Income taxes payable, net	23,317	(960)
Deferred revenue	4,815	(1,984)
Accrued employee costs	(7,405)	(1,193)
Accounts payable, accrued expenses and other liabilities	12,318	15,068
Operating lease liabilities	(18,865)	(18,895)
Net cash provided by operating activities	208,804	233,336

Cash flows from investing activities:
Purchases of property and equipment	(44,125)	(41,727)
Proceeds from sale of property and equipment	260	315
Purchases of investments	(205,090)	(247,289)
Proceeds from redemption of investments	204,647	207,266
Business acquisition (net of cash and cash equivalents acquired)	(153,838)	—
Investment in equity affiliate	(600)	(1,174)
Net cash used for investing activities	(198,746)	(82,609)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(509)	(365)
Proceeds from borrowings	882,000	175,000
Repayments of borrowings	(668,250)	(108,750)
Acquisition of treasury stock	(212,439)	(218,908)
Proceeds from issuance of common stock	4,583	5,094
Payment of debt issuance costs	(3,518)	—
Net cash provided by/(used for) financing activities	1,867	(147,929)
Effect of exchange rate changes	(2,820)	5,637
Net increase in cash, cash equivalents and restricted cash	9,105	8,435
Cash, cash equivalents and restricted cash at the beginning of the period	165,969	171,398
Cash, cash equivalents and restricted cash at the end of the period	$175,074	$179,833

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,235	$12,473
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment not yet paid	$5,294	$3,379
Assets acquired under finance lease	$904	$733

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The acquisition of I Merit Inc. (“iMerit”) is included in the Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets reportable segments. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the unaudited consolidated financial statements for further details.

Revenues, net and cost of revenues for the three months ended September 30, 2026 and 2025, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2026
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$208,493	$160,399	$153,482	$111,585	$633,959
Cost of revenues(1)
Employee costs	108,719	69,689	83,159	56,567	318,134
Infrastructure and technology costs	15,853	9,134	10,089	11,454	46,530
Other costs(2)	8,521	9,007	7,444	3,188	28,160
Gross profit(1)	$75,400	$72,569	$52,790	$40,376	$241,135
Operating expenses					152,279
Income from operations					88,856
Foreign exchange gain, net, interest expense and other income, net					(2,195)
Income before income tax expense and earnings from equity affiliates					$86,661

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Three months ended September 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$180,547	$135,271	$120,996	$92,771	$529,585
Cost of revenues(1)
Employee costs	96,661	63,561	65,116	49,106	274,444
Infrastructure and technology costs	13,670	7,490	6,617	8,920	36,697
Other costs(2)	4,080	5,999	2,908	1,521	14,508
Gross profit(1)	$66,136	$58,221	$46,355	$33,224	$203,936
Operating expenses					127,762
Income from operations					76,174
Foreign exchange gain, net, interest expense and other income, net					(1,477)
Income before income tax expense and earnings from equity affiliates					$74,697

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues and cost of revenues for the nine months ended September 30, 2026 and 2025, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2026
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$600,206	$470,287	$414,731	$313,849	$1,799,073
Cost of revenues(1)
Employee costs	314,640	203,517	225,791	162,866	906,814
Infrastructure and technology costs	46,400	26,224	26,154	32,676	131,454
Other costs(2)	22,244	25,120	16,390	7,872	71,626
Gross profit(1)	$216,922	$215,426	$146,396	$110,435	$689,179
Operating expenses					421,202
Income from operations					267,977
Foreign exchange gain, net, interest expense and other income, net					(5,949)
Income before income tax expense and earnings from equity affiliates					$262,028

(1) Exclusive of depreciation and amortization expense.

(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

	Nine months ended September 30, 2025
	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Revenues, net	$524,777	$390,352	$359,787	$270,148	$1,545,064
Cost of revenues(1)
Employee costs	282,580	183,457	195,568	143,563	805,168
Infrastructure and technology costs	40,296	21,295	19,153	25,375	106,119
Other costs(2)	13,010	15,915	9,039	4,375	42,339
Gross profit(1)	$188,891	$169,685	$136,027	$96,835	$591,438
Operating expenses					355,711
Income from operations					235,727
Foreign exchange gain, net, interest expense and other income, net					3,874
Income before income tax expense and earnings from equity affiliates					$239,601

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
(2) Other costs primarily include travel and entertainment costs and other direct pass-through expenses related to client contracts for the Company’s direct marketing business.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Data and AI-led(1)	$406,886	$298,470	$1,111,066	$845,169
Digital operations(2)	227,073	231,115	688,007	699,895
Revenues, net	$633,959	$529,585	$1,799,073	$1,545,064

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

The Company attributes revenues based on geographical markets where the customer operations being served by it are located.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues, net
North America	$521,328	$436,865	$1,484,064	$1,275,036
United Kingdom & Europe	95,249	78,980	267,170	228,999
Rest of World	17,382	13,740	47,839	41,029
Revenues, net	$633,959	$529,585	$1,799,073	$1,545,064

Revenues, net by industry verticals, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Insurance	$246,402	$211,147	$706,163	$614,730
Healthcare and Life Sciences	160,914	135,503	471,286	391,066
Banking, Capital Markets and Diversified Industries	226,643	182,935	621,624	539,268
Revenues, net	$633,959	$529,585	$1,799,073	$1,545,064

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease ROU assets were as follows:

	As of
	September 30, 2026	December 31, 2025
Long-lived assets
India	$73,405	$63,999
North America	57,510	60,575
The Philippines	33,549	36,480
South Africa	16,676	19,635
Rest of World	36,261	28,543
Long-lived assets	$217,401	$209,232
4. Revenues, net and Accounts Receivable, net

Refer to Note 3 - Segment Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments, service type, geography and industry verticals.

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, net	$457,287	$343,105
Contract assets	$41,433	$31,901
Contract liabilities:
Deferred revenue (consideration received in advance)	$11,736	$9,216
Consideration received for process transition activities	$32,776	$32,247

Accounts receivable includes $188,494 and $141,653 as of September 30, 2026 and December 31, 2025, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no performance risk associated with its unbilled receivables. Contract assets as of September 30, 2026 and December 31, 2025, include receivables of $34,611 and $24,849, respectively, from payment integrity services. There are no performance risks associated with these contract assets.

There were no significant cumulative catch-up impact or impairment related to contract assets as of September 30, 2026 and December 31, 2025.

Revenue recognized during the three and nine months ended September 30, 2026 and 2025, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Deferred revenue (consideration received in advance)	$1,646	$1,815	$8,144	$13,121
Consideration received for process transition activities	$2,429	$1,264	$6,353	$3,919

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$1,606	$2,192	$1,947	$2,287
Additions	11	198	11	563
Amortization	(163)	(235)	(504)	(695)
Closing balance	$1,454	$2,155	$1,454	$2,155

	Contract Fulfillment Costs
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$38,621	$38,938	$39,223	$36,022
Additions	2,317	1,683	5,491	7,168
Amortization	(2,398)	(1,388)	(6,174)	(3,957)
Closing balance	$38,540	$39,233	$38,540	$39,233

There was no significant impairment for contract acquisition and contract fulfillment costs as of September 30, 2026 and December 31, 2025.

Allowance for expected credit losses

The following table provides information about accounts receivable, net of allowance for expected credit losses:

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, including unbilled receivables	$460,829	$345,980
Less: Allowance for expected credit losses	(3,542)	(2,875)
Accounts receivable, net	$457,287	$343,105

The movement in “Allowance for expected credit losses” was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$3,281	$4,727	$2,875	$3,528
Additions	290	8	806	1,256
Reductions due to write-off of accounts receivable	(29)	(8)	(139)	(55)
Currency translation adjustments	—	—	—	(2)
Closing balance	$3,542	$4,727	$3,542	$4,727

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Customer and credit risk concentration

No single customer accounted for more than 10% of the Company's revenues, net during the three and nine months ended September 30, 2026 and 2025. The Company’s management believes that the loss of any of its top ten clients could have a material adverse effect on its financial performance.

To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of September 30, 2026 and December 31, 2025.
5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$68,771	$58,161	$200,363	$190,773
Denominator:
Basic weighted average common shares outstanding	151,784,913	160,495,712	153,447,201	161,963,152
Dilutive effect of stock-based awards	785,162	1,218,774	639,270	1,517,901
Diluted weighted average common shares outstanding	152,570,075	161,714,486	154,086,471	163,481,053
Earnings per share:
Basic	$0.45	$0.36	$1.30	$1.18
Diluted	$0.45	$0.36	$1.30	$1.17
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	683,007	1,448,090	1,579,819	831,678
On March 16, 2026, the Company entered into a fixed dollar accelerated share repurchase transaction pursuant to a confirmation (“2026 ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). During the nine months ended September 30, 2026, the Company recorded the initial delivery and final settlement of shares in treasury stock, which resulted in an immediate reduction of its outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.
Refer to Note 19 - Capital Structure to the unaudited consolidated financial statements for further details.
6. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income	$2,007	$2,134	$5,997	$7,441
Gain on sale and fair value mark-to-market on investments	1,585	2,196	4,625	6,403
Fair value changes of contingent consideration (1)	—	—	(3,000)	—
Others, net	(953)	129	(2,462)	989
Other income, net	$2,639	$4,459	$5,160	$14,833

(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
7. Cash, Cash Equivalents and Restricted Cash

For the purposes of unaudited consolidated statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Cash and cash equivalents	$154,066	$160,309	$146,326
Restricted cash (current)(1)	13,916	11,319	12,392
Restricted cash (non-current)(2)	7,092	8,205	7,251
Cash, cash equivalents and restricted cash	$175,074	$179,833	$165,969

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
8. Investments

Investments consist of the following:

	As of
	September 30, 2026	December 31, 2025
Short-term investments
Mutual funds(1)	$127,419	$129,549
Term deposits	51,193	52,492
Short-term investments	$178,612	$182,041

Long-term investments
Investment in equity affiliate	$6,190	$5,572
Term deposits	260	2,626
Long-term investments	$6,450	$8,198
(1) Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment consist of the following:

	As of
	September 30, 2026	December 31, 2025
Property and equipment, gross	$400,268	$367,558
Less: Accumulated depreciation and amortization	(277,384)	(255,737)
Property and equipment, net	$122,884	$111,821

During the three and nine months ended September 30, 2026, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization expense	$12,568	$11,818	$34,691	$32,907

Internally developed software costs included in property and equipment were as follows:

	As of
	September 30, 2026	December 31, 2025
Cost	$66,051	$59,391
Less: Accumulated amortization	(47,579)	(39,332)
Internally developed software, net	$18,472	$20,059

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization expense	$3,196	$3,498	$8,247	$8,981

During the three and nine months ended September 30, 2026 and 2025, there were no indicators of impairment related to capitalized software.

10. Business Combinations, Goodwill and Other Intangible Assets

I Merit Inc.

On July 31, 2026, the Company, through its wholly owned subsidiary Clairvoyant AI, Inc., completed the acquisition of I Merit Inc., a Delaware Corporation (“iMerit”), pursuant to a securities purchase agreement dated June 22, 2026 (the "Purchase Agreement"). The Company purchased 100% of the issued and outstanding equity securities in iMerit.

iMerit is a recognized leader in AI model training, evaluation and reinforcement learning. It is focused on helping its clients train large language and multimodal models to improve accuracy, precision, and effectiveness. The acquisition strengthens the Company's ability to help enterprises achieve measurable outcomes from AI, builds partnerships with leading foundation model builders and expands its reach into high-growth AI tech sectors.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The base purchase consideration payable at the closing was $170,000, excluding cash and cash equivalents acquired, debt and other estimated post-closing adjustments. The Purchase Agreement allows the sellers the ability to earn up to $125,000 of contingent consideration, based on the achievement of certain performance goals by iMerit during the two years ending June 30, 2028. The Purchase Agreement also allows for deferred consideration of $15,000, payable six months following the closing date. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition, the Company utilized available cash on hand and borrowing from its credit facility.

The total purchase consideration consisted of the following:

Cash	$161,779
Fair value of contingent consideration	53,100
Deferred consideration	15,000
Total purchase consideration	$229,879

Contingent consideration and deferred consideration are presented under “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the consolidated balance sheets, and are initially classified as non-cash investing activities under ASC Topic 230, Statement of Cash Flows.

The fair value of assets acquired and liabilities assumed from the acquisition of iMerit is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The Company is in the process of finalizing the adjustments related to debt, working capital position, tax and other post-closing adjustments, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date, and shall, accordingly, lead to the finalization of the purchase consideration. The measurement period will not exceed one year from the acquisition date.

The Company’s preliminary purchase price allocation to net tangible and intangible assets of iMerit as of July 31, 2026 is as follows:

Cash and cash equivalents	$8,756
Accounts receivable, net	9,306
Intangible assets, net
Customer-related intangibles	60,100
Developed technology	13,300
Trade names and trademarks	2,700
Other assets(1)	18,417
Accrued expenses and other current liabilities	(17,786)
Deferred tax liabilities, net	(10,965)
Other liabilities(2)	(17,050)
Goodwill	163,101
Total purchase consideration	$229,879

(1) Includes property and equipment, net, operating lease right-of-use assets, other current assets, and other assets.

(2) Includes accounts payable, current and non-current portion of operating lease liabilities, and other non-current liabilities.

The fair value of customer-related intangible assets was determined using the multi-period excess earnings method, while the fair value of developed technology was determined using the replacement cost method. These intangible assets are amortized on a straight-line basis, which approximates the economic pattern of benefits, over the estimated weighted average useful lives of 7 years for customer-related intangible assets and 3 years for developed technology assets.

As of the acquisition date, the Company recognized an indemnification asset of $12,069 related to potential pre-closing income tax and indirect tax obligations, including estimated interest and penalties, as covered under the terms of the Purchase

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Agreement. The indemnification asset is presented under “Other assets” and the $12,069 related tax obligations under "Other non-current liabilities" in the consolidated balance sheets.

The goodwill recognized represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations. Goodwill is not deductible for income tax purposes. In connection with the acquisition, goodwill has been allocated to the Company’s Healthcare and Life Sciences, Banking, Capital Markets and Diversified Industries, and International Growth Markets reportable segments based on the Company’s assessment of the nature of services rendered by iMerit and allocated to each segment using a relative fair value method.

Acquisition-related costs are expensed as incurred and are included in “General and administrative expenses” in the unaudited consolidated statements of income. The Company recognized acquisition-related costs of $869 and $2,763 during the three and nine months ended September 30, 2026, respectively.

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

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare and Life Sciences	Banking, Capital Markets and Diversified Industries	International Growth Markets	Total
Balance as of December 31, 2025	$77,269	$189,594	$100,153	$52,638	$419,654
Acquisition	—	16,310	138,636	8,155	163,101
Currency translation adjustments	(30)	(35)	(607)	(488)	(1,160)
Balance as of September 30, 2026	$77,239	$205,869	$238,182	$60,305	$581,595

During the three and nine months ended September 30, 2026 and 2025, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that there was no impairment on goodwill as of September 30, 2026 and 2025.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer-related intangibles	$168,650	$(85,167)	$83,483	$108,550	$(73,482)	$35,068
Developed technology	16,917	(4,352)	12,565	3,636	(3,558)	78
Trade names and trademarks	4,400	(1,825)	2,575	1,700	(1,542)	158
Non-compete agreements	300	(300)	—	300	(300)	—
	190,267	(91,644)	98,623	114,186	(78,882)	35,304

Indefinite-lived intangible assets:	900	—	900	900	—	900
Other intangible assets	$191,167	$(91,644)	$99,523	$115,086	$(78,882)	$36,204

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization expense	$6,297	$3,310	$12,781	$9,833

During the three and nine months ended September 30, 2026 and 2025, there were no indicators of impairment related to intangible assets.

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2026 was as follows:

2026 (October 1 - December 31)	$7,038
2027	27,431
2028	22,647
2029	12,206
2030	8,183
2031 and thereafter	21,118
Total	$98,623

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2026	December 31, 2025
Advance income tax, net	$41,167	$51,984
Contract assets	37,228	27,083
Prepaid expenses	34,475	26,465
Receivables from statutory authorities	24,072	21,374
Deferred contract fulfillment costs	8,129	7,077
Derivative instruments	2,839	4,640
Others	7,352	7,470
Other current assets	$155,262	$146,093
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2026	December 31, 2025
Deferred contract fulfillment costs	$30,411	$32,146
Deposits with statutory authorities	7,773	7,859
Lease deposits	7,690	7,087
Prepaid expenses	7,213	6,761
Contract assets	4,205	4,818
Derivative instruments	661	1,424
Others	14,518	1,676
Other assets	$72,471	$61,771

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2026	December 31, 2025
Accrued expenses	$74,009	$64,220
Contingent consideration	38,300	5,000
Derivative instruments	33,787	15,443
Payable to statutory authorities	30,046	27,222
Income taxes payable	15,511	2,587
Deferred consideration	15,000	—
Client liabilities	14,271	12,601
Others	11,476	8,425
Accrued expenses and other current liabilities	$232,400	$135,498
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2026	December 31, 2025
Retirement benefits	$35,213	$41,632
Deferred transition revenue	24,255	26,139
Contingent consideration	22,800	—
Derivative instruments	13,197	9,765
Unrecognized tax benefits	2,556	2,176
Others	14,969	1,689
Other non-current liabilities	$112,990	$81,401

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
15. Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the changes in Accumulated other comprehensive income/(loss) (“AOCI”) during the nine months ended September 30, 2026 and 2025:

	Accumulated Other Comprehensive Income/(Loss)
	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of December 31, 2025	$(156,548)	$(15,490)	$(8,689)	$(180,727)
Loss recognized during the period	(29,790)	(45,759)	(1,177)	(76,726)
Reclassification to net income(1)	—	21,843	1,145	22,988
Income tax effects(2)	—	4,564	(130)	4,434
Balance as of September 30, 2026	$(186,338)	$(34,842)	$(8,851)	$(230,031)

Balance as of December 31, 2024	$(146,998)	$(7,548)	$(176)	$(154,722)
Loss recognized during the period	(10,053)	(10,392)	—	(20,445)
Reclassification to net income(1)	—	2,680	(341)	2,339
Income tax effects(2)	2,146	1,744	(39)	3,851
Balance as of September 30, 2025	$(154,905)	$(13,516)	$(556)	$(168,977)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on currency translation adjustments, cash flow hedges and retirement benefits. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2026	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds(1)	$47,238	$—	$—	$47,238
Mutual funds(1)	127,419	—	—	127,419
Derivative financial instruments	—	3,500	—	3,500
Total	$174,657	$3,500	$—	$178,157
Liabilities
Derivative financial instruments	$—	$46,984	$—	$46,984
Contingent consideration(2)	—	—	61,100	61,100
Total	$—	$46,984	$61,100	$108,084

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
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
(1) Represents money market funds and short-term investments which are carried at the fair value option under ASC Topic 825, Financial Instruments.

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

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opening balance	$8,000	$2,700	$5,000	$2,700
Acquisition	53,100	—	53,100	—
Fair value changes	—	—	3,000	—
Payments	—	—	—	—
Closing balance	$61,100	$2,700	$61,100	$2,700

During the three and nine months ended September 30, 2026 and 2025, there were no transfers among Level 1, Level 2 and Level 3.

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
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

The following table sets forth the aggregate notional amount of derivatives in cash flow hedging relationship:

	As of
	September 30, 2026	December 31, 2025
Foreign currency forward contracts denominated in:
Sell U.S. dollar (USD)	886,900	1,134,800
Buy U.S. dollar (USD)	10,990	12,075

The Company estimates that approximately $30,660 of derivative loss, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of September 30, 2026, could be reclassified into earnings within the next twelve months. As of September 30, 2026, the maximum outstanding term of the cash flow hedges was approximately 33 months.

The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss), net line item.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	September 30, 2026	December 31, 2025
Sell USD	262,105	217,040
Sell GBP	37,287	35,962
Sell EUR	7,089	7,722
Sell AUD	2,958	4,917
Buy USD	3,296	1,837

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The following table sets forth the fair value of the foreign currency forward contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets:
Other current assets	$2,783	$4,444	$56	$196
Other assets	$661	$1,424	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$33,443	$15,383	$344	$60
Other non-current liabilities	$13,197	$9,765	$—	$—

The following table sets forth the effect of foreign currency forward contracts on AOCI and the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
Derivative financial instruments:	2026	2025	2026	2025
Unrealized loss recognized in other comprehensive income (“OCI”)
Derivatives in cash flow hedging relationships	$(8,712)	$(25,816)	$(45,759)	$(10,392)

Loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(2,889)	$(7,273)	$(11,603)	$(8,559)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Three months ended September 30,
	2026		2025
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$633,959	$186	$529,585	$(816)
Cost of revenues	$392,824	(7,976)	$325,649	(764)
General and administrative expenses	$79,872	(989)	$66,251	(99)
Selling and marketing expenses	$53,542	(131)	$46,383	(21)
Depreciation and amortization expense	$18,865	(204)	$15,128	64
Total before tax		(9,114)		(1,636)
Income tax effects on above		1,840		354
Net of tax		$(7,274)		$(1,282)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,502	$(2,889)	$(1,013)	$(7,273)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The following table sets forth the location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Nine months ended September 30,
	2026		2025
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Derivatives in cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI
Revenues, net	$1,799,073	325	$1,545,064	$(1,844)
Cost of revenues	$1,109,894	(19,154)	$953,626	(817)
General and administrative expenses	$223,359	(2,357)	$185,217	(127)
Selling and marketing expenses	$150,371	(318)	$127,754	(30)
Depreciation and amortization expense	$47,472	(339)	$42,740	138
Total before tax		(21,843)		(2,680)
Income tax effects on above		4,507		571
Net of tax		$(17,336)		$(2,109)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$4,246	$(11,603)	$2,390	$(8,559)
18. Borrowings
The following table summarizes the Company’s debt position:

	As of
	September 30, 2026			December 31, 2025
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$10,000	$10,000	$—	$5,000	$5,000
Unamortized debt issuance costs	—	(297)	(297)	—	(114)	(114)
Current portion of long-term borrowings	—	9,703	9,703	—	4,886	4,886

Long-term borrowings	115,000	387,500	502,500	205,000	88,750	293,750
Unamortized debt issuance costs	—	(1,154)	(1,154)	—	(38)	(38)
Long-term borrowings	115,000	386,346	501,346	205,000	88,712	293,712
Borrowings	$115,000	$396,049	$511,049	$205,000	$93,598	$298,598

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving credit facility of $2,317 and $507 as of September 30, 2026 and December 31, 2025, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.
Credit Agreement

On August 18, 2026, the Company entered into a Revolving Credit and Term Loan Credit Agreement (the “2026 Credit Agreement”) with certain lenders and PNC Bank, National Association, as administrative agent. The 2026 Credit Agreement provides for (i) a $600,000 revolving credit facility (the “Revolving Credit Facility”), and (ii) a $400,000 term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). Each of the Credit Facilities matures on August 18, 2031.

Subject to specified approvals and conditions, the 2026 Credit Agreement permits the Company to increase the aggregate revolving commitments and/or obtain incremental term loans, in an aggregate amount not to exceed the greater of $470,000 and 100% of the Company's EBITDA, less prior increases, plus additional amounts subject to compliance with certain leverage requirements.

Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option, at (a) Term SOFR plus an applicable margin ranging from 1.00% to 1.75% per annum, (b) Daily Simple SOFR plus an applicable margin ranging from 1.00% to 1.75% per annum, or (c) the Alternate Base Rate plus an applicable margin ranging from 0.00% to 0.75% per annum. In each case, the applicable margin is determined based on the Company’s total net leverage ratio. The Company is also required to pay a commitment fee ranging from 0.125% to 0.25% per annum on the unused portion of the Revolving Credit Facility, based on the Company’s total net leverage ratio.

The Company used proceeds from the Credit Facilities to repay all outstanding obligations under its First Amendment to Amended and Restated Credit Agreement entered into in August 2024 (the “2024 Credit Agreement”) with Citibank, N.A., in an aggregate principal amount and accrued interest of $532,678. The 2024 Credit Agreement was terminated, and no early termination penalties or prepayment fees were paid in connection with the termination. The Company also expects to use the proceeds from the Credit Facilities for working capital, general corporate purposes, permitted acquisitions and share buybacks. The Term Loan Facility amortizes in quarterly installments through maturity, with the remaining outstanding balance due on August 18, 2031.

The obligations under the 2026 Credit Agreement are guaranteed by the Company's wholly owned material domestic subsidiaries and are secured by liens on substantially all of the assets of the Company and the guarantors and pledges of the equity interests in certain subsidiaries, in each case subject to certain exceptions and exclusions. The 2026 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness, create liens, make certain investments, pay dividends and other distributions, enter into certain mergers, consolidations, liquidations or acquisitions, dispose of certain assets or subsidiaries, and requires the Company to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum total net leverage ratio of 3.50 to 1.00, in each case measured as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ended. The maximum total net leverage ratio may be increased to 4.00 to 1.00 for four consecutive fiscal quarters following certain qualifying material acquisitions. The 2026 Credit Agreement also contains customary events of default.

The effective interest rates of the revolving credit facility and the term loan facility are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revolving credit facility	5.1%	5.7%	5.1%	5.7%
Term loan facility	5.0%	5.7%	5.1%	5.7%

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the 2026 Credit Agreement and the 2024 Credit Agreement, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)

The maturity profile of the Company’s long-term borrowings, excluding debt issuance costs, outstanding as of September 30, 2026 was as follows:

	Revolving credit facility	Term loan facility
2026 (October 1 - December 31)	$—	$2,500
2027	—	10,000
2028	—	15,000
2029	—	20,000
2030	—	20,000
2031	115,000	330,000
Total	$115,000	$397,500
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $1,137 and $1,598, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
Share Repurchases

The Company purchased shares of its common stock from certain employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2026	—	$—	$—
Three months ended September 30, 2025	—	$—	$—

Nine months ended September 30, 2026	129,695	$4,847	$37.37
Nine months ended September 30, 2025	190,716	$9,432	$49.46

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
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

The Company purchased shares of its common stock, for a total consideration including commissions but excluding excise tax, under its repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2026	764,015	$26,211	$34.31
Three months ended September 30, 2025	3,074,076	$133,467	$43.42

Nine months ended September 30, 2026	6,565,595	$205,465	$31.29
Nine months ended September 30, 2025	4,155,289	$183,278	$44.11
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Pursuant to the Inflation Reduction Act, the Company is required to pay a 1% excise tax on the fair market value of each share of common stock repurchased, net of stock issuances. The Company recognized excise tax of $245 and $694, during the three months ended September 30, 2026 and 2025, respectively, and $1,388 and $665, during the nine months ended September 30, 2026 and 2025, respectively.
20. Employee Benefit Plans

The Company maintains a Gratuity Plan in India (the “India Plan”) and a retirement benefit plan in the Philippines (the “Philippines Plan”). The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company expects to earn a return of approximately 7.5% per annum on the India Plan for the year ending on December 31, 2026.

Change in Plan Assets
Plan assets as of December 31, 2025	$24,358
Actual return	1,663
Acquisition adjustments	6
Employer contribution	13,566
Benefits paid	(2,205)
Currency translation adjustments	(1,513)
Plan assets as of September 30, 2026	$35,875

During the year ended December 31, 2025, the implementation of the new Labor Codes in India resulted in the recognition of prior service cost in OCI. During March 2026, following the implementation of a revised salary structure, the Company

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
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

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and retirement benefits reclassified from AOCI, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$1,999	$1,359	$6,009	$4,148
Interest cost	732	500	2,173	1,526
Expected return on plan assets	(401)	(339)	(1,218)	(1,035)
Reclassification of retirement benefits from AOCI:
Amortization of actuarial gain	(174)	(113)	(518)	(341)
Amortization of prior service cost	576	—	1,663	—
Net periodic benefit cost	$2,732	$1,407	$8,109	$4,298

Reclassification of retirement benefits from AOCI, gross of tax	$402	$(113)	$1,145	$(341)
Income tax effects	(145)	(13)	(426)	(39)
Reclassification of retirement benefits from AOCI, net of tax	$257	$(126)	$719	$(380)

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s contributions to various defined contribution plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contribution to the 401(k) Plans	$1,531	$1,469	$6,053	$5,640
Contributions to the defined contribution plans in foreign subsidiaries of the Company	$9,462	$8,291	$27,522	$24,768

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Finance lease:
Depreciation on underlying ROU assets	$204	$157	$541	$436
Interest on lease liabilities	110	79	244	225
	314	236	785	661
Operating lease(1)	7,491	6,414	21,756	19,121
Variable lease costs	1,599	1,227	3,958	3,514
Sublease income	—	(111)	—	(334)
Total lease cost	$9,404	$7,766	$26,499	$22,962

(1) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2026	2025
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$18,865	$18,895
Operating cash outflows for finance leases	$244	$79
Financing cash outflows for finance leases	$509	$365
ROU assets obtained in exchange for new operating lease liabilities	$14,197	$14,996
ROU assets obtained in exchange for new finance lease liabilities	$904	$733
Weighted average remaining lease term (in years)
Finance lease	2.6 years	2.7 years
Operating lease	6.4 years	4.5 years
Weighted average discount rate
Finance lease	13.8%	15.1%
Operating lease	7.5%	8.1%

As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space. The Company modified certain of its operating leases, resulting in an increase in lease liabilities by $4,797 and $5,766, during the nine months ended September 30, 2026 and 2025, respectively, with a corresponding adjustment to ROU assets.

As of September 30, 2026 and December 31, 2025, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of September 30, 2026 were as follows:

	Operating Leases	Finance Leases
2026 (October 1 - December 31)	$6,647	$999
2027	27,227	897
2028	24,429	610
2029	15,962	305
2030	11,663	239
2031 and thereafter	45,002	—
Total lease payments	130,930	3,050
Less: Imputed interest	26,632	618
Present value of lease liabilities	$104,298	$2,432
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The effective tax rate for the three months ended September 30, 2026 was 20.7%, a decrease from 22.1% for the three months ended September 30, 2025. The Company recorded income tax expense of $17,939 and $16,456 for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expense for the three months ended September 30, 2026 was primarily a result of higher profit, compared to the three months ended September 30, 2025.

The effective tax rate for the nine months ended September 30, 2026 was 23.5%, an increase from 20.3% for the nine months ended September 30, 2025. The Company recorded income tax expense of $61,683 and $48,498 for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense for the nine months ended September 30, 2026 was primarily a result of higher profit and lower excess tax benefits related to stock-based compensation, partially offset by a decrease in non-deductible compensation expenses, compared to the nine months ended September 30, 2025.

Deferred income taxes recognized in OCI were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$1,531	$4,945	$9,071	$2,315
Reclassification adjustment for cash flow hedges	(1,840)	(354)	(4,507)	(571)
Retirement benefits	—	—	296	—
Reclassification adjustment for retirement benefits	(145)	(13)	(426)	(39)
Currency translation adjustments	—	3,158	—	2,146
Total	$(454)	$7,736	$4,434	$3,851

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
23. Stock-Based Compensation

Stock-based compensation expense by function, as below, are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenues	$3,628	$3,321	$10,221	$10,229
General and administrative expenses	10,771	9,037	30,802	22,840
Selling and marketing expenses	11,143	10,781	31,251	25,649
Total	$25,542	$23,139	$72,274	$58,718
Income tax benefit related to share-based compensation(1)	$6,445	$5,788	$13,858	$19,104

(1) Includes $(55) and $64 during the three months ended September 30, 2026 and 2025, respectively, and $1,208 and $14,792 during the nine months ended September 30, 2026 and 2025, respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.
As of September 30, 2026 and December 31, 2025, the Company had 3,058,467 and 5,919,466 shares, respectively, available for future grants under the 2025 Omnibus Incentive Plan (the “2025 Plan”).

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2025	1,734,720	$30.14	$21,344	7.5
Granted	—	—	—	—
Exercised	(11,195)	30.15	90	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2026	1,723,525	$30.14	$7,315	6.7
Vested and exercisable as of September 30, 2026	1,287,010	$30.14	$5,462	6.7
Weighted average grant date fair value per unit of stock option granted during the period	$—

As of September 30, 2026, unrecognized compensation cost of $3,818 is expected to be expensed over a weighted average period of 0.8 years.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
As of September 30, 2026 and December 31, 2025, restricted stock units vested for which the underlying common stock is yet to be issued are nil and 31,662, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025(1)	2,789,601	$37.65
Granted	1,840,408	31.31
Vested	(1,082,771)	34.77
Forfeited	(183,109)	36.11
Outstanding as of September 30, 2026(1)	3,364,129	$35.19

(1) As of September 30, 2026 and December 31, 2025 restricted stock units vested for which the underlying common stock is yet to be issued are 328,139 and 348,636, respectively.
As of September 30, 2026, unrecognized compensation cost of $87,921 is expected to be expensed over a weighted average period of 2.7 years.
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

PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2025	696,439	$39.20	841,966	$56.31
Granted	409,256	30.90	707,876	38.11
Vested	—	—	—	—
Forfeited	(23,337)	36.71	(34,987)	52.63
Outstanding as of September 30, 2026	1,082,358	$36.12	1,514,855	$47.89
As of September 30, 2026, unrecognized compensation cost of $58,553 is expected to be expensed over a weighted average period of 1.8 years.
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

The ninth offering period under the 2022 ESPP commenced on July 1, 2026 with a term of six months.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2026
(In thousands, except per share amount and share count)

Activity under the Company’s 2022 ESPP is shown below:

	Number	Total Proceeds Received
Shares available for issuance as of December 31, 2025	3,510,269
Issuance of common stock related to the:
Seventh offering period	60,139	$2,297
Eighth offering period	146,650	$3,413
Shares available for issuance as of September 30, 2026	3,303,480
Contributions received for the ninth offering period up to September 30, 2026	—	$3,122

24. Related Party Disclosures

The Company provides data and AI-led solutions and services to Corridor Platforms, Inc., which is an equity affiliate of the Company. The Company recognized revenues, net of $121 and $42, during the three months ended September 30, 2026 and 2025 respectively, and $302 and $126, during the nine months ended September 30, 2026 and 2025 respectively. The Company had outstanding accounts receivable, net of $128 and $28, related to this service contract as of September 30, 2026 and December 31, 2025, respectively.

25. Commitments and Contingencies

Capital Commitments

As of September 30, 2026 and December 31, 2025, the Company had committed to spend approximately $13,300 and $8,700, respectively, net of capital advances, under agreements to purchase property and equipment.

On June 15, 2023, the Company, along with other limited partners, entered into a limited partnership agreement with the general partner, PNP Financial Services Fund GP I, LLC and initial limited partner and outgoing partner, to form a partnership with the name Plug and Play Financial Services Fund I, L.P. (the “Partnership”) for the primary purpose of making investments in growth-stage technology companies. The Company committed to make an aggregate investment of $4,000 in the Partnership. As of September 30, 2026, the Company has invested $3,000 in the Partnership and is committed to make further investments up to an amount of $1,000.

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
September 30, 2026
(In thousands, except per share amount and share count)
review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.

The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of September 30, 2026 and December 31, 2025 is $39,525 and $42,205, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,428 and $7,684, as of September 30, 2026 and December 31, 2025, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.

Pursuant to reviewing the Company’s annual VAT and service tax filings, the Indian tax authorities raised aggregate demands for tax years 2015 and 2017, in the amounts of $4,863 and $5,186, as of September 30, 2026 and December 31, 2025, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $4,773 and $5,090, as of September 30, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on technical merits.

The Indian Goods and Services Tax (“GST”) authorities rejected the Company’s refund claims in the amounts of $5,119 and $5,494 as of September 30, 2026 and December 31, 2025, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no allowances were recorded against these GST receivables as of September 30, 2026 and December 31, 2025, respectively.

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
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•our ability to maintain and grow client demand for our services and solutions, including anticipating and incorporating the latest technologies, for instance, artificial intelligence (“AI”), including generative AI and agentic AI into our offerings;
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
Recent Developments
On July 31, 2026, we completed the acquisition of I Merit Inc., a Delaware Corporation (“iMerit”), a recognized leader in AI model training, evaluation and reinforcement learning, through our wholly owned subsidiary Clairvoyant AI, Inc. pursuant to a securities purchase agreement dated June 22, 2026. It is focused on helping its clients train large language and multimodal models to improve accuracy, precision, and effectiveness. The acquisition strengthens our ability to help enterprises achieve measurable outcomes from AI, build partnerships with leading foundation model builders and expands our reach into high-growth AI tech sectors.

Revenues

For the three months ended September 30, 2026, we generated revenues of $634.0 million compared to revenues of $529.6 million for the three months ended September 30, 2025, an increase of $104.4 million, or 19.7%. For the nine months ended September 30, 2026, we generated revenues of $1,799.1 million compared to revenues of $1,545.1 million for the nine months ended September 30, 2025, an increase of $254.0 million, or 16.4%.

We serve clients mainly in North America, and the United Kingdom & Europe, with these two regions generating 82.2% and 15.0%, respectively, of our total revenues for the three months ended September 30, 2026, and 82.5% and 14.9%, respectively, of our total revenues for the three months ended September 30, 2025. For the nine months ended September 30, 2026, these two regions generated 82.5% and 14.9%, respectively, of our total revenues and 82.5% and 14.8%, respectively, of our total revenues for the nine months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, our total revenues from our top ten clients accounted for 33.3% and 34.5% of our total revenues, respectively. For the nine months ended September 30, 2026 and 2025, our total revenues from our top ten clients accounted for 34.0% and 33.8% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

We provide care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement, commercial analytics and regulatory support services to improve healthcare outcomes, enhance patient and provider experience, optimize healthcare spending and streamline healthcare administration processes by simplifying complex workflows.

For healthcare payers, we offer payment integrity services, pre and post-pay auditing services, payment analytics, subrogation and claims recovery, care management and patient navigation solutions. For healthcare providers, we offer revenue cycle management, digital transformation, data-driven analytics and contact center solutions. For PBMs, we provide digital transformation, data and analytics and call center modernization. Our life sciences offerings combine domain expertise, data engineering, AI-driven insight generation, and digital operations to deliver outcomes across commercial, clinical, regulatory, and patient support functions. Our AI capabilities also include specialized model training, evaluation and reinforcement learning, supported by a global network of domain specialists, including physicians, scientists and other subject matter experts. We leverage AI, analytics, and cloud-based solutions to enhance value-based care, optimize claims, and ensure regulatory compliance.

Banking, Capital Markets and Diversified Industries: Our Banking and Capital Markets and Diversified Industries group delivers comprehensive solutions across retail and commercial banking, credit card and payment services, fintech, wealth and retirement services, capital markets, utilities, retail and consumer packaged goods, communications, media and entertainment, travel and leisure, transportation and logistics, infrastructure and other business services industries.

By integrating deep domain expertise with AI-driven decision-making, we enable financial institutions to innovate, enhance operational agility, and adapt to evolving market demands. We provide risk management solutions, marketing and customer analytics solutions to our clients, along with our integrated operations services that encompass the full range of banking operations, including digital lending solutions that improve underwriting and compliance, omni-channel marketing, digital onboarding, know your customer (“KYC”)/anti-money laundering (“AML”) compliance, collections, fraud prevention, and customer servicing, among others. Our industry-leading AI and automation-driven service offerings drive operational efficiency and foster innovation across the financial services and other industries. Our AI capabilities also encompass multimodal data across text, image, video, voice and light detection and ranging (“LiDAR”), providing a strong foundation for AI solutions across high-tech, mobility, autonomous systems and physical AI, including robotics, autonomous vehicles and intelligent real-world environments.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

					(dollars in millions)
	Three months ended September 30, 2026	Percentage of Revenues, net	Three months ended September 30, 2025	Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$634.0	100.0%	$529.6	100.0%	$104.4	19.7%
Cost of revenues (1)	392.8	62.0%	325.6	61.5%	67.2	20.6%
Gross profit (1)	241.2	38.0%	204.0	38.5%	37.2	18.2%
Operating expenses:
General and administrative expenses	79.9	12.6%	66.3	12.5%	13.6	20.6%
Selling and marketing expenses	53.5	8.4%	46.4	8.8%	7.1	15.4%
Depreciation and amortization expense	18.9	3.0%	15.1	2.9%	3.8	24.7%
Total operating expenses	152.3	24.0%	127.8	24.1%	24.5	19.2%
Income from operations	88.9	14.0%	76.2	14.4%	12.7	16.6%
Foreign exchange gain/(loss), net	1.5	0.2%	(1.0)	(0.2)%	2.5	(248.3)%
Interest expense	(6.3)	(1.0)%	(4.9)	(0.9)%	(1.4)	28.7%
Other income, net	2.6	0.4%	4.5	0.8%	(1.9)	(40.8)%
Income before income tax expense and earnings from equity affiliates	86.7	13.7%	74.8	14.1%	11.9	16.0%
Income tax expense	17.9	2.8%	16.5	3.1%	1.4	9.0%
Income before earnings from equity affiliates	68.8	10.8%	58.3	11.0%	10.5	18.0%
Gain/ (loss) from equity-method investment	—	—%	(0.1)	—%	0.1	—%
Net income	$68.8	10.8%	$58.2	11.0%	$10.6	18.2%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Revenues, net: The following table summarizes our revenues by reportable segments:

	Three months ended September 30,		Dollar change	Percentage change	Percentage of Total Revenues for the three months ended September 30,
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$208.5	$180.5	$28.0	15.5%	32.9%	34.1%
Healthcare and Life Sciences	160.4	135.3	25.1	18.6%	25.3%	25.5%
Banking, Capital Markets and Diversified Industries	153.5	121.0	32.5	26.8%	24.2%	22.8%
International Growth Markets	111.6	92.8	18.8	20.3%	17.6%	17.6%
Revenues, net	$634.0	$529.6	$104.4	19.7%	100.0%	100.0%
Revenues for the three months ended September 30, 2026 were up by $104.4 million, or 19.7%, compared to the three months ended September 30, 2025, driven by 13.9% growth from the expansion of business with existing clients across all reportable segments and 6.0% growth from new client wins, including 2.9% growth from our acquisition of iMerit, partially offset by 0.2% foreign exchange loss, net of hedging during the three months ended September 30, 2026.

Revenue growth in Insurance by 15.5% was driven by 14.7% growth from the expansion of business with existing clients and 0.8% growth from new clients during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Revenue growth in Healthcare and Life Sciences by 18.6% was driven by 16.5% growth from the expansion of business with existing clients and 2.1% growth from new clients, including 1.4% growth from our acquisition of iMerit during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Revenue growth in Banking, Capital Markets and Diversified Industries by 26.8% was driven by 19.2% growth from new clients, including 10.2% growth from our acquisition of iMerit, and 7.6% growth from the expansion of business with existing clients during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Revenue growth in International Growth Markets of 20.3% was driven by 16.6% growth from the expansion of business with existing clients and 4.6% growth from new clients, including 1.1% growth from our acquisition of iMerit, partially offset by 0.9% foreign exchange loss, net of hedging during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Dollar change	Percentage change	Three months ended September 30,		Percentage change
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$133.1	$114.4	$18.7	16.3%	36.2%	36.6%	(0.4)%
Healthcare and Life Sciences	87.8	77.1	10.7	14.0%	45.2%	43.0%	2.2%
Banking, Capital Markets and Diversified Industries	100.7	74.6	26.1	34.9%	34.4%	38.3%	(3.9)%
International Growth Markets	71.2	59.5	11.7	19.6%	36.2%	35.8%	0.4%
Total	$392.8	$325.6	$67.2	20.6%	38.0%	38.5%	(0.5)%

Cost of revenues for the three months ended September 30, 2026 increased by $67.2 million, or 20.6% compared to the three months ended September 30, 2025. The increase in cost of revenues was due to increases in employee-related costs of $56.1 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $8.1 million, and higher facilities and other operating costs of $8.3 million, partially offset by a foreign exchange gain, net of hedging of $5.3 million. Our gross margin for the three months ended September 30, 2026 was 38.0%, compared to 38.5% for the three months ended September 30, 2025, a decrease of 50 basis points (“bps”), primarily driven by investments in ramp-ups in certain existing clients and higher operating expenses.

The increase in cost of revenues in Insurance by $18.7 million for the three months ended September 30, 2026 was due to increases in employee-related costs of $15.6 million on account of higher headcount and wage inflation, higher technology costs of $2.3 million, and higher other operating costs of $1.8 million, partially offset by foreign exchange gain, net of hedging of $1.0 million. Gross margin in Insurance decreased by 40 bps, primarily due to investments in ramp-ups in certain existing clients during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The increase in cost of revenues in Healthcare and Life Sciences by $10.7 million for the three months ended September 30, 2026 was due to increases in employee-related costs of $8.7 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $1.7 million, and higher other operating costs of $1.6 million, partially offset by foreign exchange gain, net of hedging of $1.3 million. Gross margin in Healthcare and Life Sciences increased by 220 bps, primarily due to higher volumes from certain existing clients during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $26.1 million for the three months ended September 30, 2026 was due to increases in employee-related costs of $21.6 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $2.1 million, and higher other operating costs of $3.7 million, partially offset by foreign exchange gain, net of hedging of $1.3 million. Gross margin in Banking, Capital Markets and Diversified Industries decreased by 390 bps, primarily due to investments in ramp-ups, lower volumes from certain existing clients, and higher operating expenses during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The increase in cost of revenues in International Growth Markets by $11.7 million for the three months ended September 30, 2026 was due to increases in employee-related costs of $10.2 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $2.0 million, and higher facilities and other operating costs $1.2 million, partially offset by a foreign exchange gain, net of hedging of $1.7 million. Gross margin in International Growth Markets increased by 40 bps primarily due to foreign exchange gain, net of hedging during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues decreased from 21.3% during the three months ended September 30, 2025 to 21.0% during the three months ended September 30, 2026.

The increase in SG&A expenses by $20.7 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to increases in employee-related costs of $14.1 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, increased investments in digital and generative AI capabilities of $3.9 million, acquisition related expenses of $1.8 million and higher sales and marketing costs of $0.9 million.
Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues increased by 0.1% during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The increase in depreciation and amortization expense by $3.8 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to an increase in amortization of intangibles of $3.0 million related to our acquisition of iMerit.

Income from Operations. The increase in income from operations by 16.6% during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to higher revenues and gross profit, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $1.5 million for the three months ended September 30, 2026, compared to a foreign exchange loss, net of $1.0 million for the three months ended September 30, 2025. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Interest expense. The increase in interest expense by $1.4 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to higher average borrowings.
Other Income, net.

	Three months ended September 30,		Dollar change	Percentage change
	2026	2025
	(dollars in millions)
Interest and dividend income	$2.0	$2.1	$(0.1)	(6.0)%
Gain on sale and fair value mark-to-market on investments	1.6	2.2	(0.6)	(27.8)%
Others, net	(1.0)	0.2	(1.2)	NM(1)
Other income, net	$2.6	$4.5	$(1.9)	(40.8)%
(1) Not Meaningful

Other income, net decreased by $1.9 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to lower yield on our investments and higher other expenses, net.

Income Tax Expense. The effective tax rate for the three months ended September 30, 2026 was 20.7%, a decrease from 22.1% for the three months ended September 30, 2025. We recorded income tax expense of $17.9 million and $16.5 million for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expense was primarily as a result of higher profit, compared to the three months ended September 30, 2025.

Net Income. The increase in net income by 18.2% during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was attributable to the aforementioned factors.

Results of Operations
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

					(dollars in millions)
	Nine months ended September 30, 2026	Percentage of Revenues, net	Nine months ended September 30, 2025	Percentage of Revenues, net	Dollar change	Percentage change
	(A)		(B)		(C=A-B)
Revenues, net	$1,799.1	100.0%	$1,545.1	100.0%	$254.0	16.4%
Cost of revenues (1)	1,109.9	61.7%	953.6	61.7%	156.3	16.4%
Gross profit (1)	689.2	38.3%	591.5	38.3%	97.7	16.5%
Operating expenses:
General and administrative expenses	223.3	12.4%	185.2	12.0%	38.1	20.6%
Selling and marketing expenses	150.4	8.4%	127.8	8.3%	22.6	17.7%
Depreciation and amortization expense	47.5	2.6%	42.8	2.8%	4.7	11.1%
Total operating expenses	421.2	23.4%	355.8	23.0%	65.4	18.4%
Income from operations	268.0	14.9%	235.7	15.3%	32.3	13.7%
Foreign exchange gain, net	4.2	0.2%	2.4	0.2%	1.8	77.7%
Interest expense	(15.3)	(0.9)%	(13.3)	(0.9)%	(2.0)	15.0%
Other income, net	5.2	0.3%	14.8	1.0%	(9.6)	(65.2)%
Income before income tax expense and earnings from equity affiliates	262.1	14.6%	239.6	15.5%	22.5	9.4%
Income tax expense	61.7	3.4%	48.5	3.1%	13.2	27.2%
Income before earnings from equity affiliates	200.4	11.1%	191.1	12.4%	9.3	4.8%
Gain/ (loss) from equity-method investment	—	—%	(0.3)	—%	0.3	(105.5)%
Net income	$200.4	11.1%	$190.8	12.3%	$9.6	5.0%

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues, net: The following table summarizes our revenues by reportable segments:

	Nine months ended September 30,		Dollar change	Percentage change	Percentage of Total Revenues for the nine months ended September 30,
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$600.2	$524.8	$75.4	14.4%	33.4%	34.0%
Healthcare and Life Sciences	470.3	390.4	79.9	20.5%	26.1%	25.3%
Banking, Capital Markets and Diversified Industries	414.7	359.8	54.9	15.3%	23.1%	23.3%
International Growth Markets	313.9	270.1	43.8	16.2%	17.4%	17.4%
Revenues, net	$1,799.1	$1,545.1	$254.0	16.4%	100.0%	100.0%

Revenues for the nine months ended September 30, 2026 were up by $254.0 million, or 16.4%, compared to the nine months ended September 30, 2025, driven by 12.9% growth from the expansion of business with existing clients across all reportable segments and 3.5% growth from new client wins, including 1.0% growth from our acquisition of iMerit during the nine months ended September 30, 2026.

Revenue growth in Insurance by 14.4% was driven by 13.4% growth from the expansion of business with existing clients and 1.0% growth from new clients during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Revenue growth in Healthcare and Life Sciences by 20.5% was driven by 19.4% growth from the expansion of business with existing clients and 1.1% growth from new clients, including growth from our acquisition of iMerit during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Revenue growth in Banking, Capital Markets and Diversified Industries by 15.3% was driven by 9.5% growth from new clients, including 3.4% growth from our acquisition of iMerit, and 5.8% growth from the expansion of business with existing clients during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Revenue growth in International Growth Markets of 16.2% was driven by 12.3% growth from the expansion of business with existing clients and 4.0% growth from new clients, including growth from our acquisition of iMerit, partially offset by 0.1% foreign exchange loss, net of hedging during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Nine months ended September 30,		Dollar change	Percentage change	Nine months ended September 30,		Percentage change
	2026	2025			2026	2025
	(dollars in millions)
Insurance	$383.3	$335.9	$47.4	14.1%	36.1%	36.0%	0.1%
Healthcare and Life Sciences	254.9	220.7	34.2	15.5%	45.8%	43.5%	2.3%
Banking, Capital Markets and Diversified Industries	268.3	223.7	44.6	19.9%	35.3%	37.8%	(2.5)%
International Growth Markets	203.4	173.3	30.1	17.4%	35.2%	35.8%	(0.6)%
Total	$1,109.9	$953.6	$156.3	16.4%	38.3%	38.3%	—%

Cost of revenues for the nine months ended September 30, 2026 increased by $156.3 million, or 16.4%, compared to the nine months ended September 30, 2025. The increase in cost of revenues was due to increases in employee-related costs of $136.7 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $22.7 million, and higher facilities and other operating costs of $15.3 million, partially offset by a foreign exchange gain, net of hedging of $18.4 million. Our gross margin remained flat during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in cost of revenues in Insurance by $47.4 million for the nine months ended September 30, 2026 was due to increases in employee-related costs of $42.5 million on account of higher headcount and wage inflation, higher technology costs of $6.6 million, and higher other operating costs of $2.7 million, partially offset by foreign exchange gain, net of hedging of $4.4 million. Gross margin in Insurance increased by 10 bps, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in cost of revenues in Healthcare and Life Sciences by $34.2 million for the nine months ended September 30, 2026 was due to increases in employee-related costs of $27.3 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $5.2 million, and higher other operating costs of $6.2 million, partially offset by foreign exchange gain, net of hedging of $4.5 million. Gross margin in Healthcare and Life Sciences increased by 230 bps, primarily due to higher revenues and operational efficiencies during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in cost of revenues in Banking, Capital Markets and Diversified Industries by $44.6 million for the nine months ended September 30, 2026 was due to increases in employee-related costs of $40.0 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $5.0 million, and higher facilities and other operating costs of $4.2 million, partially offset by a foreign exchange gain, net of hedging of $4.6 million. Gross margin in Banking, Capital Markets and Diversified Industries decreased by 250 bps, primarily due to investments in ramp-ups, lower volumes from certain existing clients, and higher operating expenses during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in cost of revenues in International Growth Markets by $30.1 million for the nine months ended September 30, 2026 was due to increases in employee-related costs of $26.9 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, higher technology costs of $5.9 million, and higher facilities and other operating costs of $2.2 million, partially offset by a foreign exchange gain, net of hedging of $4.9 million. Gross margin in International Growth Markets decreased by 60 bps, primarily due to investments in ramp-ups and lower volumes from certain existing clients during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses as a percentage of net revenues increased from 20.3% during the nine months ended September 30, 2025 to 20.8% during the nine months ended September 30, 2026.

The increase in SG&A expenses by $60.7 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to increases in employee-related costs of $45.3 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of iMerit, increased investments in digital and generative AI capabilities of $7.9 million, higher sales and marketing costs of $3.8 million, and acquisition related expenses of $3.7 million.

Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenues decreased by 0.2% during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in depreciation and amortization expense by $4.7 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was due to an increase in amortization of intangibles of $3.0 million in connection with our acquisition of iMerit, and investments in infrastructure, technology assets and digital capabilities of $1.7 million.

Income from Operations. The increase in income from operations by 13.7% during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to higher revenues and gross profit, partially offset by higher SG&A expenses.

Foreign Exchange Gain, net. We recorded a foreign exchange gain, net of $4.2 million for the nine months ended September 30, 2026, compared to a foreign exchange gain, net of $2.4 million for the nine months ended September 30, 2025. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African rand during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Interest expense. The increase in interest expense by $2.0 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to higher average borrowings.

Other Income, net.

	Nine months ended September 30,		Dollar change	Percentage change
	2026	2025
	(dollars in millions)
Interest and dividend income	$6.0	$7.4	$(1.4)	(19.4)%
Gain on sale and fair value mark-to-market on investments	4.6	6.4	(1.8)	(27.8)%
Fair value changes of contingent consideration	(3.0)	—	(3.0)	(100.0)%
Others, net	(2.4)	1.0	(3.4)	(348.9)%
Other income, net	$5.2	$14.8	$(9.6)	(65.2)%

Other income, net decreased by $9.6 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to changes in the fair value consideration related to our August 2024 acquisition of Incandescent Technologies, Inc. (“ITI Data”), lower yield on our investments and higher other expenses, net.

Income Tax Expense. The effective tax rate for the nine months ended September 30, 2026 was 23.5%, an increase from 20.3% for the nine months ended September 30, 2025. We recorded income tax expense of $61.7 million and $48.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense was primarily as a result of higher profit and lower excess tax benefits related to stock-based compensation, partially offset by a decrease in non-deductible compensation expenses, compared to the nine months ended September 30, 2025.

Net Income. The increase in net income by 5.0% during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was attributable to the aforementioned factors.

Liquidity and Capital Resources

	Nine months ended September 30,		Dollar change	Percentage change
	2026	2025
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$166.0	$171.4	$(5.4)	(3.2)%
Net cash provided by operating activities	208.8	233.3	(24.5)	(10.5)%
Net cash used for investing activities	(198.7)	(82.6)	(116.1)	140.6%
Net cash provided by/(used for) financing activities	1.9	(147.9)	149.8	(101.3)%
Effect of exchange rate changes	(2.9)	5.6	(8.5)	(150.0)%
Closing cash, cash equivalents and restricted cash	$175.1	$179.8	$(4.7)	(2.6)%

As of September 30, 2026 and December 31, 2025, we had $332.7 million and $328.4 million, respectively, in cash, cash equivalents and short-term investments, of which $293.0 million and $285.8 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies. As and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the nine months ended September 30, 2026, some of our foreign subsidiaries repatriated $13.0 million to the United States.

Operating Activities: Net cash provided by operating activities was $208.8 million during the nine months ended September 30, 2026, compared to $233.3 million during the nine months ended September 30, 2025, reflecting higher working capital needs, partially offset by higher cash earnings. The major drivers contributing to the decrease of $24.5 million year-over-year included the following:

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $54.6 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by revenue growth and higher days sales outstanding. Our days sales outstanding were 67 days as of September 30, 2026, compared to 63 days as of September 30, 2025.

•Increase in cash earnings, including adjustments for non-cash and other items contributed higher cash flow of $27.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. These adjustments include unrealized foreign currency exchange (gain)/loss, net, fair value mark-to-market on investments, stock-based employee compensation, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, among others.

•Changes in other assets, accounts payables including other liabilities contributed to a lower cash payout of $2.7 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Investing Activities: Net cash used for investing activities was $198.7 million during the nine months ended September 30, 2026, compared to net cash used of $82.6 million for the nine months ended September 30, 2025. The increase of $116.1 million was primarily due to net cash used for business acquisition of $153.8 million, and higher cash paid for capital expenditures, including investments in infrastructure, technology assets and digital capabilities of $2.5 million, partially offset by lower purchases of investments of $40.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Financing Activities: Net cash provided by financing activities was $1.9 million during the nine months ended September 30, 2026, compared to net cash used of $147.9 million during the nine months ended September 30, 2025. The increase of $149.8 million was primarily due to higher net proceeds from borrowings of $144.0 million, and lower purchases of treasury stock of $6.5 million under our share repurchase programs during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities, including AI and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $44.1 million of capital expenditure during the nine months ended September 30, 2026. We expect to incur total capital expenditures of between $58.0 million and $62.0 million in fiscal 2026, primarily to meet our growth requirements, including additions to our facilities and infrastructure, as well as investments in technology applications, product development, and other digital technologies.

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

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2026 and December 31, 2025, we had outstanding letters of credit of $1.1 million and $1.6 million respectively, that were not recognized in our consolidated balance sheets. These are unlikely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Financing Arrangements
The following table summarizes our debt position:

	As of
	September 30, 2026			December 31, 2025
	(dollars in millions)
	Revolving credit facility	Term loan facility	Total	Revolving credit facility	Term loan facility	Total
Current portion of long-term borrowings	$—	$10.0	$10.0	$—	$5.0	$5.0
Unamortized debt issuance costs	—	(0.3)	(0.3)	—	(0.1)	(0.1)
Current portion of long-term borrowings	—	9.7	9.7	—	4.9	4.9

Long-term borrowings	115.0	387.5	502.5	205.0	88.8	293.8
Unamortized debt issuance costs	—	(1.2)	(1.2)	—	—	—
Long-term borrowings	115.0	386.3	501.3	205.0	88.8	293.8
Borrowings	$115.0	$396.0	$511.0	$205.0	$93.7	$298.7

As of September 30, 2026 and December 31, 2025, we were in compliance with the financial covenants under our respective credit agreements. See Note 18, “Borrowings,” to our unaudited consolidated financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of September 30, 2026, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended September 30, 2026, our management excluded an evaluation of iMerit, including the disclosure controls and procedures of iMerit that are subsumed by internal control over financial reporting, which we acquired on July 31, 2026. See Note 10 - Business Combinations, Goodwill and Other Intangible Assets to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” for details of our acquisition.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2026, purchases of common stock were as follows:

	Shares Purchased from Employees in connection with satisfaction of Withholding Tax Obligations		Shares Purchased as Part of Publicly Announced Programs		Total Number of Shares Purchased	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Number of Shares Purchased	Average Price Paid per share	Number of Shares Purchased	Average Price Paid per share
July 1, 2026 through July 31, 2026	—	$—	169,278	$28.58	169,278	$345,257,134
August 1, 2026 through August 31, 2026	—	$—	253,207	$36.42	253,207	$336,034,851
September 1, 2026 through September 30, 2026	—	$—	341,530	$35.58	341,530	$323,884,386
Total	—	$—	764,015	$34.31	764,015

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
ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:

Name and Title	Character of Trading Arrangement (1)	Date Adopted	Duration (2)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Ajay Ayyappan, Executive Vice President, General Counsel and Corporate Secretary	Rule 10b5-1 Trading Arrangement	August 28, 2026	March 5, 2027	37,971

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

10.1
Revolving Credit and Term Loan Credit Agreement, dated as of August 18, 2026, among ExlService Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent, swingline loan lender and issuing bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 18, 2026.

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

Date: October 27, 2026	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)